Form 10-Q
period 2025-09-30
Alaska Silver Corp.
filed 2025-11-13
CIK 1893899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-290204

ALASKA SILVER CORP.

(Exact name of registrant as specified in its charter)

British Columbia	87-4818470
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
500-1111 West Hasting St
Vancouver, British Columbia, Canada	V6E 2J3
(Address of principal executive offices)	(Zip Code)

(520) 200-1667

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐ (Note: The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), but voluntarily files reports with the Securities and Exchange Commission).

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The registrant has 65,658,486 outstanding subordinate voting shares as of November 12, 2025.

The registrant has 224,801 outstanding proportionate voting shares as of November 12, 2025

ALASKA SILVER CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

ALASKA SILVER CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Expressed in United States Dollars)

	Notes	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash		$569,342	$849,572
GST receivable		43,510	33,389
Prepaid and deposits		64,287	105,347
Deferred share issue costs	11	628,694	—
Total current assets		1,305,833	988,308
Non-Current Assets
Equipment	3	1,227,439	1,558,765
Mineral properties	4	6,120,051	6,090,370
TOTAL ASSETS		$8,653,323	$8,637,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	5	$1,933,810	$86,682
Due to related parties	6	1,095,026	722,989
Promissory notes – current portion	8	1,050,000	120,000
Total current liabilities		4,078,836	929,671
Non-Current Liabilities
Asset retirement obligation	7	222,791	225,959
Promissory notes	8	2,048,008	2,236,065
TOTAL LIABILITIES		6,349,635	3,391,695
STOCKHOLDERS’ EQUITY
Capital stock	9
Authorized:
Unlimited without par value
Issued and outstanding:
44,167,986 subordinate voting shares at September 30, 2025 and 42,189,920 at December 31, 2024; 224,801 proportionate voting shares at September 30, 2025 and December 31, 2024		—	—
Additional paid-in capital	9	47,790,940	45,969,682
Cumulative translation adjustment		(209,788)	(220,447)
Deficit		(45,277,464)	(40,503,487)
TOTAL STOCKHOLDERS’ EQUITY		2,303,688	5,245,748
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$8,653,323	$8,637,443
Nature and continuance of operations	1
Subsequent events	11

Approved by the Board of Directors:

“Christopher (Kit) Marrs”	“Kevin Nishi”
Director	Director

The accompanying notes are integral to these condensed consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

		For the three months ended September 30		For the nine months ended September 30
	Notes	2025	2024	2025	2024
EXPENSES
Accretion expense		$4,187	$2,164	$8,373	$6,492
Consulting fees		91,452	49,461	245,768	175,626
Depreciation	3	110,415	111,210	331,299	331,152
Exploration expenses	3	1,860,364	2,074,636	2,343,108	3,281,243
Filing and regulatory fees		49,212	4,222	111,579	65,566
Insurance		4,373	6,303	36,747	29,641
Management fees		299,502	310,987	829,604	1,070,915
Marketing expenses		55,062	199,472	250,909	448,897
Office and sundry		25,850	24,724	140,163	122,089
Professional fees		(3,907)	60,835	261,213	220,630
		(2,496,510)	$(2,844,014)	$(4,558,763)	$(5,752,251)
OTHER ITEMS
Foreign exchange (loss)		(8,452)	(12,440)	(37,650)	(16,159)
Interest expense	8	(82,864)	(27,816)	(187,028)	(93,279)
Interest income		1,699	25,822	9,464	57,521
NET LOSS		$(2,586,127)	$(2,858,448)	$(4,773,977)	$(5,804,168)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign exchange gain on translation of foreign operations		17,803	20,145	10,659	12,244
COMPREHENSIVE LOSS		(2,568,324)	(2,838,303)	(4,763,318)	(5,791,924)
LOSS PER SHARE – BASIC AND DILUTED		$(0.04)	$(0.04)	$(0.07)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	9	65,098,624	64,461,334	64,936,977	58,311,974

The accompanying notes are integral to these condensed consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

	September 30, 2025	September 30, 2024
Cash flows used in operating activities:
Loss for the period	$(4,773,977)	$(5,804,168)
Adjustments for non-cash items:
Accretion expense	8,373	6,492
Depreciation expense	331,299	331,152
Share-based payments	266,470	571,188
Interest accrued on Promissory Notes	186,433	93,279
	(3,981,402)	(4,802,057)
Changes in non-cash working capital
GST receivable	(10,121)	4,576
Prepaids and deposits	41,060	13,245
Accounts payable and accrued liabilities	1,847,155	34,830
Due to related parties	372,037	23,489
Deferred share issue costs	(628,694)	—
	(2,359,965)	(4,725,917)

Cash flows (used in) from investing activities:
Mineral property claim expenditures	(41,222)	(167,492)

Cash flows from (used in) financing activities:
Issuance of subordinate voting shares, net	—	5,861,002
Exercise of stock options	398,283	188,500
Exercise of warrants	622,032	109,953
Issuance of promissory note	1,179,983	—
Repayment of promissory notes	(90,000)	(533,082)
	2,110,298	5,626,373
Effect of exchange rate changes on cash	10,659	12,758
Net change in cash for the period	(280,230)	745,722
Cash, beginning of period	849,572	1,191,561
Cash, end of period	$569,342	$1,937,283

Supplemental disclosure with respect to cash flows:
Revision in ARO estimate	$11,541	$4,359
Value of warrants issued with debt units	$534,473	$—
Interest paid in cash	$—	$—

The accompanying notes are integral to these condensed consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States Dollars, except number of shares)

						Accumulated
	Shares				Additional	Other
	Subordinate		Proportionate		Paid-In	Comprehensive	Accumulated
	Voting		Voting		Capital	Loss	Deficit	Total
December 31, 2023	28,120,406		224,801		$38,760,427	$(196,794)	$(33,224,389)	$5,339,244
Stock-based compensation	—		—		245,806	—	—	245,806
Foreign translation exchange loss	—		—		—	(13,501)	—	(13,501)
Net loss	—		—		—	—	(1,072,673)	(1,072,673)
March 31, 2024	28,120,406		224,801		39,006,233	(210,295)	(34,297,062)	4,498,876
Private placements, net	13,416,333		—		5,861,002	—	—	5,861,002
Exercise of stock options	290,000		—		188,500	—	—	188,500
Exercise of warrants	113,181		—		72,236	—	—	72,236
Stock-based compensation	—		—		170,370	—	—	170,370
Foreign translation exchange gain	—		—		—	5,600	—	5,600
Net loss	—		—		—	—	(1,873,047)	(1,873,047)
June 30, 2024	41,939,920		224,801		45,298,341	(204,695)	(36,170,109)	8,923,537
Exercise of warrants	50,000		—		37,717	—	—	37,717
Stock-based compensation	—		—		155,012	—	—	155,012
Foreign translation exchange gain	—		—		—	20,145	—	20,145
Net loss	—		—		—	—	(2,858,448)	(2,858,448)
September 30, 2024	41,989,920		224,801		45,491,070	(184,550)	(39,028,557)	6,277,963
December 31, 2024	42,189,920		224,801		45,969,682	(220,447)	(40,503,487)	5,245,748
Issuance of warrants	—		—		534,473	—	—	534,473
Stock-based compensation	—		—		80,242	—	—	80,242
Foreign translation exchange loss	—		—		—	(13,150)	—	(13,150)
Net loss	—		—		—	—	(855,852)	(855,852)
March 31, 2025	42,189,920		224,801		46,584,397	(233,597)	(41,359,339)	4,991,461
Exercise of stock options	70,000		—		22,924	—	—	22,924
Exercise of RSUs	27,682		—		—	—	—	—
Stock-based compensation	—		—		114,394	—	—	114,394
Foreign translation exchange gain	—		—		—	6,006	—	6,006
Net loss	—		—		—	—	(1,331,998)	(1,331,998)
June 30, 2025	42,287,602		224,801		46,721,715	(227,591)	(42,691,337)	3,802,787
Exercise of stock options	912,000		—		375,359	—	—	375,359
Exercise of warrants	968,384		—		622,032	—	—	622,032
Stock-based compensation	—		—		71,834	—	—	71,834
Foreign translation exchange gain	—		—		—	17,803	—	17,803
Net loss	—		—		—	—	(2,586,127)	(2,586,127)
September 30, 2025	44,167,986	*	224,801	*	$47,790,940	$(209,788)	$(45,277,464)	$2,303,688
*	The proportionate voting shares are exchangeable into a total of 22,480,100 subordinate voting shares, for no additional consideration. See Note 9.

The accompanying notes are integral to these condensed consolidated financial statements.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

1.NATURE AND CONTINUANCE OF OPERATIONS

Alaska Silver Corp., (formerly Western Alaska Minerals Corp.), (“Alaska Silver” or the “Company”), was incorporated under the Business Corporations Act of British Columbia on April 8, 2020, as 1246779 B.C. Ltd. On April 25, 2025, the Company changed its name from Western Alaska Minerals Corp. to Alaska Silver Corp. The Company is a public company whose subordinate voting shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM”. The Company’s registered office is 1500-1111 West Hastings St, Vancouver BC V6E 2J3. As discussed further below, the Company is in the mineral exploration and development business.

Going Concern

These interim condensed consolidated financial statements have been prepared with the going concern assumption, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no current source of operating revenue, has incurred a loss of $4,773,977 in the period and has an accumulated operating deficit of $45,277,464. The Company will require further financing to operate and further develop its business. The Company’s ability to realize its assets and discharge its liabilities is dependent upon it obtaining financing as necessary and ultimately upon its ability to dispose of its mineral property interests on a profitable basis or otherwise achieve profitable operations. These material uncertainties cast substantial doubt on the Company’s ability to continue as a going concern. Failure to arrange adequate financing on acceptable terms and/or achieve profitability may have an adverse effect on the Company’s financial position, operational success, cash flow, and prospects. These interim condensed consolidated financial statements do not give effect to adjustments to assets or liabilities that would be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Statement of Compliance

These interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2024.

These interim condensed consolidated financial statements were authorized for issue by the Board of Directors on November 12, 2025.

Basis of Presentation

These interim condensed consolidated financial statements have been prepared on a historical cost basis, modified where applicable. In addition, these consolidated financial statements have been prepared using the accrual basis of accounting except for cash flow information.

Basis of Consolidation

These interim condensed consolidated financial statements include the accounts of the Company and its wholly owned and controlled entities. Control is achieved when the Company has the power to govern the financial operating policies of an entity so as to obtain benefits from its activities. Subsidiaries are fully consolidated from the date on which control is transferred to the Company until the date on which control ceases.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

 2.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The following subsidiaries have been consolidated from all dates presented within these financial statements:

Subsidiary	Ownership	Location
Western Alaska Copper & Gold Company. (“WACG”)	100%	USA
Piek Inc.	100%	USA

All intercompany transactions, balances, income and expenses are eliminated upon consolidation.

These interim condensed consolidated financial statements are presented in United States dollars. The functional currency of each entity in the consolidated group is determined with reference to the currency of the primary economic environment in which that entity operates. Accordingly, the functional currency of entities operating principally in the United States is the United States dollar, while the functional currency of entities operating principally in Canada is the Canadian dollar.

Use of Estimates and Assumptions

The preparation of these interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of estimates include the carrying value and recoverability of mineral properties, valuation of asset retirement obligation, valuation of stock-based compensation and the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences. Actual results could differ from those estimates and would impact future results of operations and cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our financial statements.

3.EQUIPMENT

	September 30, 2025	December 31, 2024
	($)	($)	Life
Cost:
Equipment	2,118,332	2,118,332	5 years
Vehicles	180,859	180,859	10 years
	2,299,191	2,299,191
Accumulated Amortization:
Equipment	(1,015,558)	(697,795)
Vehicles	(56,194)	(42,631)
	(1,071,752)	(740,426)
Total	1,227,439	1,558,765

For the period ended September 30, 2025 depreciation of equipment and vehicles of $331,031 is included in exploration expenses (2024 — $331,152).

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

4.MINERAL PROPERTIES

	Round Top	Honker	Illinois Creek	Others	Total
	($)	($)	($)	($)	($)
Total Costs:
Balance at December 31, 2023	479,592	96,644	5,334,664	11,978	5,922,878
Additions	72,600	19,800	81,881	743	175,024
ARO change in estimates	(13)	(181)	(7,338)	—	(7,532)
Balance at December 31, 2024	552,179	116,263	5,409,207	12,721	6,090,370
Additions	14,000	—	20,212	7,010	41,222
ARO change in estimates	(20)	(282)	(11,239)	—	(11,541)
Balance at September 30, 2025	566,159	115,981	5,418,180	19,731	6,120,051

Round Top Property, Alaska

The Round Top Property consists of 92 state mineral claims, owned 100% by WACG, located in the Mount McKinley and Nulato mining districts of Alaska.

Honker Property Alaska

The Honker Property consists of 24 state mineral claims, owned 100% by WACG, located in the Mount McKinley mining district of Alaska.

Illinois Creek Mine Project, Alaska

WACG acquired a 100% interest in the Illinois Creek Mine Project in fiscal 2021 through the issuance of 120 WACG common shares (valued at $540,000) and $3,698,000 payable by the issuance of a promissory note (note 8). As part of the acquisition in fiscal 2021, the Company also terminated a joint venture agreement on the project dating back to fiscal 2018 and reclassified share consideration under the operating agreement of which consisted of 346 common shares (valued at $692,000).

The Illinois Creek Mine Project is comprised of various state mineral claims located in Alaska.

Other Exploration Target Projects, Alaska

Paw Print Property

The Paw Print Property consists of 18 state mineral claims, owned 100% by WACG, located in the Mount McKinley and Nulato mining districts of Alaska.

Khotol Property

The Khotol Property consists of 16 state mineral claims, owned 100% by WACG, located in the Mount McKinley and Nulato mining districts of Alaska.

In 2024, the Company staked 3 new claims in the Khotol property for a cost of $743.

The Company staked the claims of both Paw Print and Khotol properties for a total of $6,368 and $6,353 in 2022 and 2023 respectively.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

5.ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2025	December 31, 2024
Accounts payable	$1,739,927	$73,255
Other payable	193,883	13,427
	$1,933,810	$86,682

6.RELATED PARTY TRANSACTIONS

Due to/from Related Parties

As at September 30, 2025, $1,095,026 (December 31, 2024 — $722,989) was due to related parties for management fees and exploration expenses. Promissory notes (Note 8) in the amount of $2,493,951 (December 31, 2024 — $2,356,065) are owed to related parties.

During the nine-month period ended September 30, 2025, $175,000 in promissory notes with 393,400 warrants were issued to related parties (Note 8) while principal repayments of $90,000 were made on the promissory notes issued for the Illinois Creek Agreement.

Amounts owing to related parties for management fees and exploration expenses are non-interest bearing and have no specific terms of repayment. Amounts owing to related parties for promissory notes are interest bearing and have repayment terms, refer Note 8.

7.ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending obligations associated with the retirement of the properties:

Total
Balance, December 31, 2023	$224,835
Accretion expense	8,656
Change in estimates	(7,532)
Balance, December 31, 2024	225,959
Accretion expense	8,373
Change in estimates	(11,541)
Balance, September 30, 2025	$222,791

As at September 30, 2025, the total undiscounted amount of estimated cash flows required to settle the Company’s asset retirement obligations was $232,272 (December 31, 2024 — $232,272) over the next 4 years at an annual inflation rate of 2.6% (2024 — 3%) and discounted using an average discount rate of 3.59% (2024 — 4.33%).

During the period ended September 30, 2025, the Company did not incur any reclamation expenditures.

Estimated future reclamation costs are based on the extent of work required and the associated costs are dependent on the requirements of relevant authorities and the Company’s environmental policies. In view of uncertainties concerning asset retirement obligations, the ultimate costs could be materially different from the amounts estimated.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

8.PROMISSORY NOTES

	September 30, 2025	December 31, 2024
Promissory Notes – 2021	$2,343,951	2,356,065
Promissory Notes – 2025	754,057	—
Total	3,098,008	2,356,065
Less: Current Portion	(1,050,000)	(120,000)
	$2,048,008	2,236,065

On March 31, 2021, and in accordance with the share purchase agreement entered upon the dissolution of the Illinois Creek Joint Venture LLC, WACG issued a promissory note of $3,698,000. The promissory note accrued interest at 2.0% per annum.

Under the terms of the promissory note, WACG made payments as follows:

(i)	$498,000, together with the accrued interest was paid during the year ended December 31, 2021;
(ii)	$500,000 was paid during the year ended December 31, 2022

Effective April 1, 2023, the promissory note was amended by both parties to increase the interest rate to 5.0% per annum from the previous rate of 2.0% per annum.

On September 30, 2023, the promissory note was further amended by both parties as follows:

(i)	The Company will commence monthly principal repayments of $25,000 at the later of March 31, 2024 or at the closing of the Company’s next financings;
(ii)	The Company will make additional principal reduction payments equal to 6% of all future equity financings;
(iii)	A principal reduction payment of $750,000 will be due on May 1, 2025;
(iv)	A principal reduction payment of the remaining balance and all accrued interest will be due on December 1, 2025.

During the year ended December 31, 2024, the promissory note was once again amended by both parties as follows:

(i)	The Company will commence monthly principal repayments of $10,000 until the closing of the next financing, at which time the monthly principal payments will increase to $25,000;
(ii)	A principal reduction payment of $750,000 will be due on June 1, 2026; and
(iii)	A principal reduction payment of the remaining balance and all accrued interest will be due on December 1, 2026.

As at September 30, 2025, the balance of the promissory note was $2,343,951 (December 31, 2024 —  $2,356,065) with $317,034 (December 31, 2024 — $239,148) being accrued interest. During the period ended September 30, 2025, principal repayments of $90,000 were made.

On March 21, 2025, the Company completed unsecured loan transactions with certain lenders (the “Lenders”), pursuant to which the Company has issued debt units for total consideration of $1,200,000. Each debt unit included one promissory note in the principal amount of $1,000 and 2,248 subordinate voting share purchase warrants. The promissory notes will mature after 36 months and bear interest at rate of 10% per annum. A total of 2,697,600 subordinate voting share purchase warrants (the “Warrants”) were issued as part of the debt units. Each Warrant entitles the holder to purchase one subordinate voting share of the Company at an exercise price of CAD$0.64 for a period of 36 months from the date of issuance.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

8.PROMISSORY NOTES (continued)

The net proceeds were allocated between the debt and equity components using the relative fair value method. Based on the fair values determined on the issuance date the Company allocated $645,510 of the proceeds to the promissory notes and $534,473 to the Warrants, net of share issuance costs of $20,017.

The warrants were valued at $747,488 using the Black-Scholes Option Pricing Model with the following assumptions: annualized volatility of 93.14%, risk-free interest rate of 2.52%, expected life of 3 years and a dividend rate of Nil. The debt was valued at $902,778 using a discount rate of 20%.

The promissory notes carry an effective interest rate of 29.75% and have a net book value of $754,057 with accrued accretion of $108,546 at September 30, 2025.

9.SHARE CAPITAL

Authorized Capital

The Company is authorized to issue an unlimited number of subordinate voting shares without par value.

Subordinate Voting and Proportionate Stock

Pursuant to the reverse take-over (“RTO”) transaction in 2021, each WACG common share held by a U.S. resident shareholder was exchanged for either (i) a “Merger Unit”, comprised of 1,000 Alaska Silver subordinate voting shares (“Subordinate Voting Shares”) and 90 Proportionate Shares (“Proportionate Shares”); or (ii) 100 Proportionate Shares; and each WACG common share held by a non-U.S. resident shareholder was exchanged for 10,000 Subordinate Voting Shares. The Proportionate Shares are, in effect, Subordinate Voting Shares compressed at the ratio of 100:1 which have voting and economic rights on an as-converted basis. The Proportionate Shares are convertible to Subordinate Voting Shares at the request of the shareholder and with the consent of the Company.

Basic and diluted weighted average number of shares outstanding

	September 30, 2025	September 30, 2024
Subordinate voting shares	42,456,877	35,831,874
Proportionate voting shares	22,480,100	22,480,100
Weighted averages shares outstanding – basic and diluted	64,936,977	58,311,974

Stock Options

The Company has a stock option plan under which the Board of Directors may grant options to acquire Subordinate Voting shares of the Company to qualified directors, officers, employees, and other service providers. The stock option vests according to the provisions of the individual option agreements approved by the directors’ resolutions and have a maximum of 10 years until expiry. The plan allows for the issuance up to 10% of the number of issued and outstanding Subordinate Voting shares of the Company at any time on a non-diluted basis.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Stock Options (continued)

The changes in stock options are summarized as follows:

	Weighted Average	Number of Shares
	Exercise Price	Issued or
	(CAD)	Issuable on Exercise*
Balance at December 31, 2023	$1.69	3,817,500
Granted	$0.54	2,545,000
Exercised	$0.66	(490,000)
Expired	$0.81	(20,000)
Cancelled	$1.67	(225,000)
Balance at December 31, 2024	$1.27	5,627,500
Granted	$0.72	480,000
Exercised	$0.54	(982,000)
Balance at September 30, 2025	$1.35	5,125,500

On March 1, 2024, the Company granted 1,000,000 options to directors, officers, employees and consultants of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD $0.49 per Subordinate Voting Share and are vested 1/3 every year starting from March 1, 2024, onwards.

On June 14, 2024, the Company granted 450,000 options to directors, officers and consultants of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD $0.85 per Subordinate Voting Share. For options granted to directors and officers, the options are vested 1/3 every year starting from June 14, 2024, onwards. For options granted to consultants, the options are vested 1/4 every three months starting from September 12, 2024, onwards.

On December 27, 2024, the Company granted 1,095,000 options to directors and officers of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD $0.45 per Subordinate Voting Share and were vested immediately on grant date.

On April 2, 2025, the Company granted 80,000 options to consultants of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD$0.64 per Subordinate Voting Share. The options are vested 1/4 every three months starting from July 2, 2025.

On June 23, 2025, the Company granted 400,000 options to officers of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD $0.73 per Subordinate Voting Share and are vested 1/3 every year starting from June 23, 2025, onwards.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Stock Options (continued)

The following assumptions were used for the Black-Scholes pricing model calculations:

	March 1, 2024	June 14, 2024	December 27, 2024	April 2, 2025	June 23, 2025
Risk-free interest rate	3.50%	3.51%	3.05%	2.58%	2.90%
Expected stock price volatility	72.61%	67.89%	67.89%	92.43%	90.33%
Expected option life in years	5 years	5 years	5 years	5 years	5 years
Dividend rate	Nil	Nil	Nil	Nil	Nil

Stock-based compensation related to stock options was allocated as follows:

- $123,520 (2024 — $333,390) was allocated to management fees;

- $12,547 (2024 — $177,208) was allocated to exploration expenses;

- $41,167 (2024 — $60,589) was allocated to consulting fees.

Stock options outstanding and exercisable on September 30, 2025, are summarized as follows:

	Outstanding		Exercisable
			Number of
	Number of		Subordinate
	Subordinate Voting	Weighted Average	Voting Shares	Weighted Average
	Shares Issuable on	Remaining Life	Issuable on	Remaining Life
Exercise Price (CAD)	Exercise	(Years)	Exercise	(Years)
$0.62	130,000	0.42	130,000	0.42
$0.62	630,000	0.71	630,000	0.71
$0.85	367,500	1.12	367,500	1.12
$0.96	25,000	1.33	25,000	1.33
$1.65	275,000	1.63	275,000	1.63
$2.75	175,000	2.11	175,000	2.11
$3.16	1,125,000	2.31	1,125,000	2.31
$2.70	100,000	2.52	100,000	2.52
$0.49	818,000	3.42	484,667	3.42
$0.85	450,000	3.71	383,333	3.71
$0.45	550,000	4.24	550,000	4.24
$0.64	80,000	4.51	20,000	4.51
$0.73	400,000	4.73	133,320	4.73
	5,125,500	2.67	4,398,820	2.44

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Stock Options (continued)

As at September 30, 2025, the market price of the Company’s Subordinate Voting share was CAD$1.07 per share. The intrinsic value of the stock options was $1,080,088 (CAD$1,503,590).

Warrants

	Weighted	Number of Shares
	Average Exercise	Issued or Issuable
	Price (CAD)	on Exercise
Balance at December 31, 2023	$2.89	2,076,011
Granted	$0.89	14,073,456
Exercised	$0.88	(163,181)
Balance at December 31, 2024	$1.15	15,986,286
Granted	$0.64	2,697,600
Expired	$2.35	(172,540)
Exercised	$0.88	(968,384)
Balance at September 30, 2025	$1.10	17,542,962

Warrants outstanding and exercisable on September 30, 2025, are summarized as follows:

			Exercise		Number of Warrants
	Date Issued	Expiry Date	Price (CAD)		Outstanding
Private placement warrants	May 4, 2023	May 4, 2026	$3.15		1,491,024
Private placement warrants	September 1, 2023	September 1, 2026	$3.15		378,191
Agents warrants	September 1, 2023	September 1, 2026	$3.15		1,170
Private placement warrants	September 14, 2023	September 14, 2026	$3.15		33,086
Private placement warrants	April 26, 2024	April 26, 2027	$0.90		8,533,852
Agents warrants	April 26, 2024	April 26, 2027	$0.65		545,964
Private placement warrants	May 8, 2024	May 8, 2027	$0.90		3,625,352
Finders warrants	May 8, 2024	May 8, 2027	$0.90		92,923
Private placement warrants	May 14, 2024	May 14, 2027	$0.90		200,000
Promissory note warrants	March 21, 2025	March 21, 2028	$0.64		2,641,400
			$1.10	*	17,542,962
*	The weighted average life was 1.62 years.

As at September 30, 2025, the market price of the Company’s Subordinate Voting share was CAD$1.07 per share. The intrinsic value of the warrants was $2,501,234 (CAD$3,481,968).

The Company’s Private placement warrants, Finder warrants and Promissory note warrants are warrants that when exercised by the holder, the Company will issue one subordinate voting share for each warrant exercise. For the Broker warrants, the holder receives one subordinate voting share and one Private placement warrant for each Broker warrant exercise.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Restricted Share Units

On March 1, 2024, the Company issued 88,538 restricted share units (“RSU”) to two employees with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $31,984, of which $12,073 have been recorded as a share-based payment during the period ended September 30, 2025.

On October 17, 2024, the Company issued 114,588 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $51,666, of which $38,643 was recorded as a share-based payment during the period ended September 30, 2025.

On December 27, 2024, the Company issued 75,000 RSUs to two employees and an officer with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $23,411, of which $17,510 was recorded as a share-based payment during the period ended September 30, 2025.

On March 31, 2025, the Company issued 60,414 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $28,156 of which $14,117 was recorded as a share-based payment during the period ended September 30, 2025.

On June 26, 2025, the Company issued 46,950 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $26,498 of which $6,893 was recorded as a share-based payment during the period ended September 30, 2025.

Share-based payments for the RSUs was allocated as follows:

-	$67,375 (2024 — $nil) from RSUs was allocated to management fees;
-	$21,861 (2024 — $18,697) from RSUs was allocated to exploration expenses;

The following table summarizes information about RSUs outstanding as at September 30, 2025:

	Date Issued	Vesting Date	No. of RSUs
Grant	March 1, 2024	March 1, 2025	88,538
Grant	October 17, 2024	October 17, 2025	114,588
Grant	December 27, 2024	December 27, 2025	75,000
Outstanding at December 31, 2024			278,126
Grant	March 31, 2025	March 31, 2026	60,414
Grant	June 26, 2025	June 26, 2026	46,950
Exercised	March 1, 2024		(27,682)
Outstanding at September 30, 2025			357,808

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in United States Dollars)

10.SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

(i)	Engages in business activities from which it may earn revenues and incur expenses;
(ii)	Operating results are reviewed regularly by the entity’s chief operating decision maker (“CODM”); and
(iii)	Discrete financial information is available.

The CODM is the CEO of the Company. The Company has determined that it operates its business in one geographical segment located in Alaska, United States, where the majority of its equipment and all of its mineral properties are located.

The CODM is responsible for evaluating performance, allocating resources, and making strategic decisions. The primary measure used to assess the Company’s profitability is consolidated net loss, which is used to compare budgeted versus actual results and informs operating cash flow decisions. The financial position, results of operations, and cash flows of the Company’s single reportable segment align with the consolidated financial statements presented herein. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The CODM primarily evaluates the Company’s performance based on consolidated net loss and reviews significant expenses, when applicable, on a consolidated basis, consistent with the presentation in the consolidated statements of operations. While the CODM’s primary focus is on overall consolidated results, supplemental information on exploration costs is also reviewed.

11.SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company issued Subordinate Voting Shares as follows:

●	issued 21,229,000 units (“Units”) of the Company at a price of US$0.65 per unit for gross proceeds of US$13,798,850. Each Unit consists of one Subordinate Voting Share and one Subordinate Voting Share purchase warrant (“Warrant”). Each Warrant is exercisable for Subordinate Voting Share at US$0.97 until October 3, 2028.

The Company paid US$1,034,914 in commissions to the underwriters and issued 849,160 share purchase warrants (“Underwriters’ Warrants”) to the underwriters. Each Underwriters’ Warrant entitles the holder to acquire one Subordinate Voting Share at US$0.97 until March 31, 2027.

●	issued 50,000 Subordinate Voting Shares for the exercise of stock options for gross proceeds of CAD$31,000.
●	issued 211,500 Subordinate Voting Shares for the exercise of warrants for gross proceeds of CAD$190,350.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we”, “us”, “our”, or the “Company” refer to Alaska Silver Corp. and its subsidiaries.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States, or “U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward- looking statements. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this MD&A include, but are not limited to, statements about:

●	our strategies and objectives, both generally and in respect of our specific mineral properties;
●	exploration plans and costs associated with the Illinois Creek Project (the “Illinois Creek Project”);
●	our use of proceeds from this offering; the timing of decisions regarding the strategy and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, our exploration programs;
●	the timing and cost of our planned exploration programs, and the timing of the receipt of results therefrom;
●	our future cash requirements;
●	our retention of all available funds and any future earnings;
●	general business and economic conditions;
●	tour ability to meet our financial obligations as they come due, including payments required to maintain our mineral property interests;
●	the timing and pricing of proposed financings, if applicable;
●	the anticipated use of the proceeds from any financings completed us;
●	the potential for the expansion of the known mineralized zones; and
●	the potential for the amenability of mineralization to respond to proven technologies and methods for recovery of ore.

Although we believe that such statements are reasonable, we can give no assurance that such expectations will prove to be correct. Inherent in forward-looking statements are risks and uncertainties beyond our ability to predict or control, including, but not limited to:

●	We do not insure against all of the risks we face in our operations.
●	Our operations rely on adequate infrastructure and without reliable infrastructure, our capital and operating costs may be affected.
●	The occurrence of a significant event which disrupts the production of mineral resources at our properties and the subsequent sale thereof for an extended period, could have a material negative impact on our business, financial condition and results of operations.
●	Our ability to acquire properties and develop mineral reserves in the future will depend on our ability to develop our present properties and our ability to select and acquire suitable producing properties or prospects for mineral exploration, of which there is a limited supply.
●	We may experience an inability to attract or retain qualified personnel.
●	Our mineral resources are only estimates and no assurance can be given that the anticipated tonnages and grades will be achieved, or that the indicated level of recovery will be realized.
●	The other risk factors detailed herein under the section entitled “Risk Factors.”

Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that could cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The following discussion should be read in conjunction with our financial statements. In addition to historical information, this discussion contains forward- looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward- looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the date of this MD&A.

Our Business

We were incorporated in the province of British Columbia on April 8, 2020 under the name 1246779 B.C. LTD. In November 2021, 1246779 B.C. LTD completed a business combination with Western Alaska Copper and Gold Company (“WACG”) and, on November 4, 2021 changed we name to Western Alaska Minerals Corp. On April 25, 2025, we changed our name to Alaska Silver Corp. We are a Canadian public company whose subordinate voting shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM”. On October 2, 2025 our subordinate voting shares began trading on the OTCQX Exchange under the symbol “WAMFF”). Our principal executive office is located at 1500-1111 West Hastings St, Vancouver, British Columbia, V6E 2J3 Canada.

We have no operating revenue and support our operations through the sale of our equity. The value of any of our mineral properties is dependent upon the existence or potential existence of economically recoverable mineral reserves.

All financial information in this MD&A of Financial Condition and Results of Operations, for current and past years, was accounted for under US GAAP.

Since 2010, we, operating through WACG and Alaska Silver, have been exploring and advancing interests in the Illinois Creek mining district that includes gold, silver, copper, gallium, and zinc exploration targets in western Alaska east of the Yukon River.

We have adopted the mining disclosure standards of Subpart 1300 of Regulation S-K, or “S-K 1300”). We are subject to and required to disclose mineral resources and mineral reserves in accordance with S-K 1300. While the S-K 1300 rules are similar to National Instrument 43-101 rules in Canada, they are not identical and therefore two reports have been produced for the Illinois Creek Project. The disclosure in this quarterly report on Form 10-Q is related to the Illinois Creek Project is based on the S-K 1300 technical report summary entitled “S-K 1300 Technical Report Summary, Illinois Creek Project, Western Alaska, USA”, with an effective date of January 31, 2025 and a signature date of April 30, 2025.

Illinois Creek Project, Alaska: Claim Consolidation

On October 17, 2018, WACG and one of its shareholders, Joe Piekenbrock, entered into the Operating Agreement of Illinois Creek Joint Venture LLC (the “JV Operating Agreement”), which formed the Illinois Creek Joint Venture LLC. Pursuant to the JV Operating Agreement, WACG issued 346 WACG common shares valued at $692,000 to Mr. Piekenbrock. On March 31, 2021, the members of the Illinois Creek Joint Venture LLC, agreed to terminate and dissolve the Illinois Creek Joint Venture LLC, and dissolve it, as directed by the Action of Unanimous Written Consent of the members of the Illinois Creek Joint Venture LLC, effective as of March 31, 2021. On March 31, 2021, WACG and Mr. Piekenbrock entered into a Stock Purchase Agreement, whereby WACG acquired 100% of the issued and outstanding common shares of an Alaska private company, Piek Incorporated, in exchange for 120 WACG common shares (valued at $540,000) and $3,698,000 payable by the issuance of a promissory note to Mr. Piekenbrock. Piek is the sole owner of 40 state mineral claims, known as the Illinois Creek Project, located in the Mount McKinley mining district of Alaska. Seventy (70) other Piek claims totaling approximately 11,135 acres were converted to a State of Alaska Uplands Mine Lease in July, 2024. An additional 86 claims were staked by WACG in 2021, after the acquisition of Piek, and 115 new claims were staked by WACG in 2022.

Illinois Creek/Waterpump Creek Property, Alaska

The most advanced stage asset is the Illinois Creek oxide gold-silver project, a past-producing run of mine (ROM) heap leach mine that operated between 1997 and 2002. The Illinois Creek Project includes a modern, fully operational camp and 4,400-foot airstrip. The current resource estimate dated December 31, 2024 for the Waterpump Creek portion of the Illinois Creek Project includes an inferred mineral resource of 2.4 million metric tonne (“Mt”) at 980 grams per tonne (“g/t”) silver equivalent (“AgEq”) for 74.9 million troy ounce (“Moz”) AgEq hosting high-grade silver & zinc. See “Properties.”

The Waterpump Creek property is located within the Illinois Creek Project. An exceptional high-grade silver-lead-zinc re-discovery was made in 2021, when we drill tested historically recognized sulfide CRD mineralization at depth. Drill hole WPC21-09 cut 10.5-meters (9.1 meters true thickness) of 522 g/t silver, 22.5% zinc and 14.4% lead of massive intergrown sphalerite and argentiferous galena down-dip of the historical drilling. This exceptional high-grade interval turned the focus on targeting the overall CRD (carbonate replacement deposit) potential on the property. An initial resource estimate was released on February 22, 2024. The (2.4Mt) initial resource reveals an inferred 980 g/t AgEq for 74.9Moz AgEq hosting high-grade silver & zinc.

Honker Property, Alaska

The Honker Property is a gold-silver (Au-Ag) low sulfidation vein system discovered in 1981 located approximately six miles north of the Illinois Creek Mine. It consists of 24 state mineral claims, owned 100% by WACG, located in the Mount McKinley recording district of Alaska.

Round Top Property, Alaska

The Round Top property, located 15.5 miles NE of the Illinois Creek Project, is a large copper- molybdenum-silver (Cu-Mo-Ag) porphyry system that includes both high grade copper surface discoveries and drill intercepts to a depth of 800 meters. Cu-Mo-Ag mineralization is associated with Cretaceous (+/- 74 Ma) age intrusive rocks. The property consists of 88 state mineral claims, owned 100% by WACG, located in the Mount McKinley and Nulato recording districts of Alaska.

Khotol and Paw Print, Alaska

Khotol and Paw Print are the early exploration stage properties we staked in 2022. There are 19 claims for Khotol with 3 additional claims staked in 2024 and 18 claims for Paw Print. Both properties are located directly northwest of the Illinois Creek Property.

The Khotol Claim Block contains three main prospects: Khotol Ridge gossan, Colorado Creek gossan, and Sunny Day gossan. The Khotol Ridge prospect is the most prospective gossan on these claims and is a Ag-Pb-Zn gossan hosted in metasedimentary rocks similar to Illinois Creek. The Sunny Day gossan mineralization is weakly anomalous in Cu, Pb, Ag, and As and consists of scattered limonitic quartzite breccia and minor massive vuggy gossan float in a dry east-west trending gully coincident with a pronounced linear feature (Brewer and Millholland, 1982). The Colorado Creek gossan is a weakly anomalous Ag-Pb-Zn-Cu gossan consisting of quartz breccias and vuggy oxidized gossanous float.

The Paw Print prospect consists of silt and soil anomalies associated with iron seeps along a northeast trending ~4km long linear feature. The seeps and iron-stained streams drain the inferred contact between the graphitic schistose quartzite and the younger unmetamorphosed mafic volcanics and intrusive (JMI Greenstone) (Flanigan, 1994). There seems to be a correlation of the mineralized seeps with the contact between the mafic volcanics and the schistose quartzites (Flanigan, 1994).

Other Corporate Matters

Subordinate Voting and Proportionate Voting Shares

In connection with a reverse takeover transaction in 2021, we created a dual share structure with subordinate voting shares and proportionate voting shares. The subordinate voting shares are listed for trading on the TSXV. The proportionate voting shares are, in effect, subordinate voting shares compressed at the ratio of 100:1 which have voting and economic rights on an as-converted basis. Each proportionate voting share is convertible into 100 subordinate voting shares. The proportionate voting shares are convertible to subordinate voting shares at the request of the shareholder.

Operations

We commenced exploration at Illinois Creek in Q3 with drilling commencing on July 25, 2023 and concluding on September 28, 2025. A total of 2,964 meters were drilled across 13 exploration drill holes. Four drill holes consisting of 2,058 meters were drilled at the Waterpump Creek South target and nine drill holes consisting of 907 meters were drilled at a new discovery zone, Silver Sage. The Silver Sage zone represents a significant exploration breakthrough, located 4.8km south of the Waterpump Creek resource. The discovery has been confirmed through surface trenching, pit sampling, and initial drilling. Drill hole results will be discussed when assay results are received and reviewed. Early work confirms Silver Sage as a promising mineralized system with near-surface samples running 1,235 g/t silver (“Ag”) with 65% lead (“Pb”); and 1,135 g/t Ag with 73% Pb. In addition, field mapping and geochemical sampling were conducted across the district, targeting new areas of CRD potential identified from the 2024 SkyTEM geophysical survey flown by the US Geological Survey and Alaska Depart of Geological & Geophysical Survey. We also staked 46 new State of Alaska mining claims to expand our claim block.

Subsequent to the end or the quarter, on October 3, 2025 we closed an approximately gross US$13.8 million-dollar financing with the issuance of 21,229,000 units (“Units”) at a price of US$0.65 per Unit for gross proceeds of US$13,798,850 (the “Offering”). Each Unit consists of one subordinate voting share and one subordinate voting share purchase warrant (a “Warrant”). Each Warrant is exercisable for one subordinate voting share at US$0.97 until the date which is three years from the closing date of the Offering.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2025	2024
Summary of components of Consolidated Statements of Operations and Comprehensive Loss	$	$
Operating expenses	(2,496,510)	(2,844,014)
Other items	(89,617)	(14,434)
Net loss	(2,586,127)	(2,858,448)
Unrealized foreign exchange on translation of foreign operations	17,803	20,145
Comprehensive loss	(2,568,324)	(2,838,303)

The loss for the three months ended September 30, 2025 was $2,586,127 compared to $2,858,448 for the three months ended September 30, 2024. The decrease in the loss from 2025 to 2024 was mainly due to higher exploration expenses, share-based payments and marketing fees in 2024.

LIQUITY AND CAPITAL RESOURCES

Liquidity risk is the risk that we will encounter difficulty in satisfying financial obligations as they become due. We manage our liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. Our objective in managing liquidity risk is to maintain sufficient readily available reserves to meet our liquidity requirements.

Sources of Liquidity

We do not have operating revenue to finance our existing obligations and therefore must continue to rely on external financing to generate capital to maintain our capacity to meet working capital requirements. We have relied on debt and equity raises to finance our operating activities since incorporation. We intend to continue to rely on debt and the issuance shares to finance our operations. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to us. We do not have any material sources of unused sources of liquid assets. All liquid assets are available for use to finance our operations.

The following table presents our cash, cash equivalents and restricted cash and working capital.

	September 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$569,342	$849,572
Total current assets	$1,305,833	$988,308
Less: total current liabilities	$4,078,836	$929,671
Working capital (deficiency)	$(2,773,003)	$58,637

Debt Transactions

On March 21, 2025, we completed an unsecured loan transaction with certain lenders (the “Lenders”), pursuant to which we issued promissory notes in the aggregate principal amount of $1,200,000 (the “Loan”). The Loan will mature after 36 months and bear interest at rate of 10% per annum. The Loan will be payable after 12 months. In addition, we also issued to the Lenders an aggregate of 2,697,600 bonus warrants. Each bonus warrant entitles the holder to purchase one subordinate voting share at an exercise price of C$0.64 for a period of 36 months from the date of issuance. Of the $1,200,000, $175,000 was loaned to us by certain of our executive officers and directors, who also received an aggregate of 393,400 warrants.

Equity Transactions

On October 3, 2025, we completed a brokered initial public offering in the United States through a registration statement on Form S-1, of an aggregate of 21,229,000 Units for gross proceeds of approximately US$13.8 million, and paid cash commission of US$1,034,914 and issued 849,160 underwriters’ warrants.

Cash flows for the nine months ended September 30, 2025

The following table presents a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended,
(in thousands)	September 30, 2025	September 30, 2024
Net cash (used in) provided by:
Operating activities	$(2,359,965)	$(4,725,917)
Investing activities	(41,222)	(167,492)
Financing activities	2,110,298	5,626,373
Effect of exchange rates on cash and cash equivalents	10,659	12,758
Increase (decrease) in cash and cash equivalents	$(280,230)	$745,722

Working Capital

As of September 30, 2025, we had working capital deficiency of $2,773,003 (December 31, 2024 – working capital of $58,637).

Cash

As of September 30, 2025, we had cash of $569,342 (December 31, 2024 – $849,572).

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2025, was $2,359,965 (2024 - $4,725,917). Cash was mostly spent on management fees, marketing fees, professional fees and consulting fees.

Cash Used in Investing Activities

During the nine months ended September 30, 2025, we spent $41,222 (2024 - $167,492) on mineral properties acquisition and $nil (2024 - $nil) on equipment purchases for the camp.

Cash Generated by Financing Activities

During the nine ended September 30, 2025, we received $2,110,928 (2024 - $5,626,373) in net financing activities.

Capital Resources

We have relied mostly on equity financings since inception to meet our capital resource needs. On two occasions, we issued debt in circumstances where equity financing was not available and/or would have been too dilutive. We intend to continue to meet our capital resources needs through equity financings as and when needed.

We do not have any material commitments to make capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

The management’s discussion and analysis of the business, financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and expenses incurred during the reporting periods. The estimates are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Activities

We do not incur significant R&D costs. Our major operating costs are costs associated with our exploration activities.

Share Information

The following table summarizes the fully diluted number of subordinate voting shares outstanding as of September 30, 2025:

	Fully diluted	Fully diluted
	subordinate voting	subordinate voting
	shares as at Sep 30,	shares as at Nov 12,
	2025	2025
Subordinate voting shares	44,167,986	65,658,486
Proportionate voting shares (224,801 undiluted)	22,480,100	22,480,100
Total Subordinate voting shares	66,648,086	88,138,586
Options	5,125,500	5,075,500
Restricted share units	357,808	357,808
Warrants	17,542,962	38,560,462
Fully Diluted Subordinate voting shares	89,674,356	132,132,356

Going Concern

The recoverability of amounts shown as mineral exploration and evaluation assets is dependent upon the discovery of economically recoverable reserves, our ability to obtain financing to develop the properties and the ultimate realization of profits through future production or sale of the mineral property interests. Realized values may be substantially different than carrying values as recorded in these financial statements.

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue our operation as a going concern for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. At September 30, 2025, we had not achieved profitable operations and had an accumulated deficit of $45,277,464.

We have no source of revenue, income or cash flow. We are wholly dependent upon raising monies through the sale of our subordinate voting shares to finance our business operations. There can be no assurances that this capital will be available in amounts or on terms acceptable to us, or at all.

Income Taxes

In assessing the probability of realizing income tax assets, management makes estimates related to expectation of future taxable income, applicable tax opportunities, expected timing of reversals of existing temporary differences and the likelihood that tax positions taken will be sustained upon examination by applicable tax authorities. In making its assessments, management gives additional weight to positive and negative evidence that can be objectively verified.

Use of Estimates and Assumptions

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including valuing equity securities in share-based payment arrangements, estimating the fair value of financial instruments recorded as a warrant liability, useful lives of depreciable assets and definite lived intangible assets, and whether impairment charges may apply, and the determination of whether an asset constitutes a business a business combination or asset acquisition. Management bases these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to forecasted amounts and future events. Actual results could differ materially from these estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth Registration Statement on Form S-1 as filed with the SEC on September 11, 2025. The risks described in our Registration Statement on Form S-1 under the heading “Risk Factors” are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

Item 2. Unregistered Sales of Equity Securities

We have issued 968,384 subordinate voting shares on the exercise of warrants in the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Underwriting Agreement, by and between the Company and Cantor Fitzgerald & Co., dated September 30, 2025
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

(1)Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Silver Corp.

Date: November 13, 2025	By:	/s/ Christopher “Kit” Marrs
Christopher “Kit” Marrs
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2025		/s/ Darren Morgans
Darren Morgans
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)