Form 10-K
period 2025-12-31
Alaska Silver Corp.
filed 2026-03-31
CIK 1893899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 333-290204

ALASKA SILVER CORP.

(Exact name of registrant as specified in its charter)

British Columbia	87-4818470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500-1111 West Hastings St, Vancouver, British Columbia, V6E 2J3 Canada	(520) 200-1667
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32,591,074 (based on the closing price of the voting shares of on that date, as reported on the TSXV).

As of March 16, 2026, 88,749,150 subordinate voting shares of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which represent our expectations or beliefs statements concerning, without limitation, our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to our partnerships, licenses, strategic transactions, governmental regulation, economic conditions, managing and maintaining growth, operations, volatility of our stock price and any other factors discussed in this and other registrant filings with the Securities and Exchange Commission (the “Commission”). Certain forward-looking statements contained in this Report include those regarding, among other things:

●	our strategies and objectives, both generally and in respect of our specific mineral properties;
●	exploration plans and costs associated with the Illinois Creek Project;
●	the timing and cost of our planned exploration programs, and the timing of the receipt of results therefrom;
●	our future cash requirements;
●	our retention of all available funds and any future earnings;
●	general business and economic conditions;
●	our ability to meet our financial obligations as they come due, including payments required to maintain our mineral property interests;
●	the potential for the expansion of the known mineralized zones; and
●	the potential for the amenability of mineralization to respond to proven technologies and methods for recovery of ore.

Although we believe that these statements, including those included elsewhere herein, are reasonable based on the information currently available to us, such forward-looking statement are subject to a number of risks and uncertainties and we can give no assurance that such expectations will prove to be correct. Inherent in forward-looking statements are risks and uncertainties beyond our ability to predict or control, including, but not limited to, those identified under “Part 1, Item 1A. Risk Factors” and those described below.

●	We do not insure against all of the risks we face in our operations.
●	Our operations rely on adequate infrastructure and without reliable infrastructure, our capital and operating costs may be affected.
●	The occurrence of a significant event which disrupts the production of mineral resources at our properties and the subsequent sale thereof for an extended period, could have a material negative impact on our business, financial condition and results of operations.
●	Our ability to acquire properties and develop mineral reserves in the future will depend on our ability to develop our present properties and our ability to select and acquire suitable producing properties or prospects for mineral exploration, of which there is a limited supply.
●	We may experience an inability to attract or retain qualified personnel.

●	Our mineral resources described in our S-K 1300 Report are only estimates and no assurance can be given that the anticipated tonnages and grades will be achieved, or that the indicated level of recovery will be realized.

Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that could cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements or risk factors to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained or incorporated by reference in this prospectus by the foregoing cautionary statements.

CAUTIONARY NOTE TO INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE MINERAL RESERVES

We have adopted the mining disclosure standards of S-K 1300. We are subject to and required to disclose mineral resources and mineral reserves in accordance with S-K 1300. We are also subject to NI 43-101, and while the S-K 1300 rules are similar to the NI 43-101 rules in Canada, they are not identical. Therefore, two reports have been produced for the Illinois Creek project. The information about our mining operations has been prepared under S-K 1300.

As currently reported, there are no material differences in our disclosed, indicated, and inferred resource under each of S-K 1300 and NI 43-101. We have not currently reported any proved or probable mineral reserves or measured mineral resources. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves; therefore, investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Estimations of inferred resources involve far greater uncertainty as to their existence and economic viability than the estimations of other categories of resources; therefore, it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

PART I

Item 1. Business

Company Overview

Alaska Silver Corp. (the “Company,” “we,” “us,” or “our”) is a mineral exploration company. Our portfolio consists of five mineral deposits, which contain gold, silver, copper, lead, and zinc at varying stages of exploration and deposit styles, including a Carbonate Replacement Deposit (“CRD”) and a past-producing oxide gold mine. We hold all claims in the district, which is located in western Alaska near the Yukon River, covering over 80,000 acres. Our mineral deposits include Round Top Property, Alaska; Illinois Creek Mine Project, Alaska; and Honker Property, Alaska. The Round Top Property consists of 92 state mineral claims, located in the Mount McKinley and Nulato mining districts of Alaska. The Honker Property consists of 24 state mineral claims, located in the Mount McKinley mining district of Alaska. Our Illinois Creek Project is located in the Mount McKinley mining district of Alaska. Our exploration target projects in Alaska include Paw Print and Khotol Property. Each of the above projects is described in further detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Corporate Information

We were incorporated in the province of British Columbia on April 8, 2020, under the Business Corporations Act of British Columbia, or “BCBCA”. We are a public company whose subordinate voting shares are listed for trading on the TSXV under the symbol “WAM” as well as on the OTCQX under the symbol “WAMFF”. Our telephone number is (520) 200-1667. Our head office is located at 1500-1111 West Hastings St, Vancouver, British Columbia, V6E 2J3 Canada. Our internet address is www.alaskasilver.com.

Organizational Structure

We have one directly-held wholly-owned subsidiary, Alaska Silver USA Corp (“ASUS”), formerly known as Western Alaska Copper & Gold Company, and one indirectly-held wholly owned subsidiary, Piek Incorporated (“Piek”). ASUS exists under the laws of Alaska and carries out exploration activities in Alaska.

Our organizational chart is as follows:

Alaska Silver Corp (British Columbia, Canada)

Alaska Silver USA Corp (Alaska, USA) 100%

Piek Incorporated (Alaska, USA) 100%

ASUS is an Alaska corporation incorporated in 2010 for the primary purpose of conducting mineral exploration on the mining claims which it owns.

Markets

The mining industry is highly competitive. Mining companies compete for, among other things, mining properties from which minerals and other substances can be profitably extracted; personnel with technical expertise to find, develop, and operate mining properties; labor to operate the properties; and capital to finance the development of such properties. Many of our competitors have greater financial resources and technical facilities for the acquisition and development of mineral concessions, claims, leases and other interests, as well as for the recruitment and retention of qualified employees and consultants. Our relatively small size and limited capital resources, and current or future competition, could have a material adverse effect on our ability to develop our mineral projects, recruit and retain qualified personnel, or acquire the capital needed to fund our operations and develop mining projects.

Raw Materials

We use critical components such as water, electrical power, explosives, diesel and propane in our business, all of which are readily available. Potable water is supplied by an on-site water well permitted by the State of Alaska. Water for drilling needs is obtained by surface sources permitted by the State of Alaska. Electrical power is provided by company owned generators on site. Fuel (gasoline, diesel, Jet A and aviation fuel) is purchased from Everts Air Fuel, Inc. (“Everts”), based in Fairbanks, Alaska at competitive prices. Everts purchases fuel direct from the Marathon Petroleum refinery in Kenai, Alaska, which is located approximately 60 miles south of Anchorage, Alaska. No explosives are currently being used. Propane is purchased in Fairbanks, Alaska and delivered to our camp by Wright Air Service, Inc. (“Wright Air Service”). Building materials are purchased in Fairbanks and delivered to site by Wright Air Service. Wood timbers for construction and drill pads are produced on site.

Government Approvals and Regulations

Mining is an extractive industry that impacts the environment. Our goal is to constantly evaluate ways to minimize such impact. We expect to meet or exceed environmental standards at each of the properties (including the Illinois Creek Project) and to continue this approach through effective engagement with affected stakeholders, including local communities, government and regulatory agencies and indigenous groups.

We are currently operating only in Alaska, which has established environmental standards and regulations that we strive to exceed. Our environmental performance is overseen at the board level and environmental performance is our responsibility. We recognize environmental management as a corporate priority and place a strong emphasis on preserving the environment for future generations, while also providing for safe, responsible and profitable operations by developing natural resources for the benefit of our employees, shareholders and communities.

We received a five-year exploration permit known as “APMA” from the Alaska Department of Natural Resources (the “DNR”) at a cost of less than $1,000 per application. We have a plan of operations (“Plan of Operations”), approved by the DNR, for our camp, structures and exploration activities with minimal costs to update. Water source permits for drilling operations (five) currently cost $50 per year. We participate in the State of Alaska Large Mine Permit Team. Annual costs are approximately $25,000 and include fish habitat monitoring by Alaska Department of Fish & Game and coordination of permit and program reviews by various state agencies. Please see “Risk Factors— The cost of compliance with changes in government regulations has the potential to reduce the profitability of operations” for a more detailed discussion of those regulations.”

Our current exploration operations are subject to certain state and federal regulations aimed at reducing the impact of our business on the environment. In the future, if our project advances to full commercial production, we will be subject to additional state and federal regulations with the same aim.

Currently, our exploration activities are undertaken under state permits that authorize limited surface disturbance and water withdrawals from surface water bodies. We believe we are currently in compliance with the stipulations in those permits, and there is no measurable risk that we will not meet our obligations under those exploration permits in the future.

Our project is located in unincorporated Alaska and not within any local jurisdiction; accordingly, we do not believe there are currently any local statutes applicable to our project.

Our project is subject to regulations of the DNR, Division of Mining, Land and Water. We operate under a Miscellaneous Land Use permit on our state mining claims and an approved Plan of Operations for our exploration activities on our Upland Mining Lease. One July 1, 2024 we recorded an Upland Mining Lease ADL No. 422236 from the State of Alaska which converted 70 existing claims (11,135 acres) into one lease. The lease term is 20 years and gives the company the right, subject to all necessary permits and approvals, to mine and produce locatable minerals from the leased ground. The Company believes it is currently in full compliance with its exploration permits. Similar DNR statutes will apply to any future mine development including requirements to provide a financial assurance sufficient to fund the likely and reasonable cost of mine reclamation.

Future development of a commercial mine will require us to comply with and maintain compliance with the conditions under a significant number of additional permits from state and federal regulatory agencies, generally with the same aim of protecting the environment. We are already taking initial steps to characterize the pre-mining site environmental conditions through an expanding baseline environmental program to support a robust future mine design and permitting process. However, there is some risk that any future mine may encounter site conditions that are significantly different than anticipated. This could require modifications of mine facilities, operations and permit requirements, potentially with a significant increase in capital and operating costs. See “Risk Factors—The cost of compliance with changes in government regulations has the potential to reduce the profitability of operations.”

Costs and Effects of Compliance with Laws and Regulations

We are required to perform annual assessment work in order to maintain the Illinois Creek Project. If annual assessment work is not performed we must pay the assessment amount in cash in order to maintain the claims. Completion of annual assessment work in the amount of $400 per 1/4 section (160 acre) claim or $100 per 1/16 section (40 acre) claim extends the claims for a one-year period. Assessment work performed in excess of the required amount may be carried forward for up to four years to reduce future obligations for assessment work.

We currently have no material costs to comply with environmental laws concerning our exploration program as we are at the pre-development stage. In the future, we will have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described in the chart below. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Our fuel storage facility is reviewed by a third-party service for compliance with state regulations at a cost of approximately $1,500 per year.

Employees and Contractors

As of December 31, 2025, we have engaged five contractors and five employees. Contractors serve us part-time, except for one full-time contractor. All employees serve us full-time. These contractors provide management, technical, administrative, accounting and legal services to us. We believe the contractors are an efficient use of our resources, providing us greater flexibility in our cost structure as we commence exploration programs.

Description of Business

Revenue Generating Activities

We have no operating revenues or earnings and have a history of losses. We will have no operating revenues and maintain a history of losses, and no operating revenues are anticipated until one of our projects comes into production, which may or may not occur. We will continue to experience losses unless and until we can successfully develop and begin profitable commercial production at one of our mining properties, and there can be no assurance that we will be able to do so.

Status of Exploration Efforts

We have announced mineral resources at two of our deposits, the past producing Illinois Creek (“Illinois Creek” or “IC”) Gold-Silver Mine and the high-grade Waterpump Creek (“WPC”) Carbonate Replacement Deposit (silver-zinc-lead-gallium). These resources are end members of a large-scale carbonate replacement mineralizing system. The two resources will utilize different types of metallurgical processing systems. Metallurgical testing is underway on samples from both deposits in order to quantify mineral recoveries.

In 2026, we are currently undergoing an initial options analysis using Fuse Engineering to build economic models for both deposits (IC and WPC). If this work yields positive results, we will decide whether to advance one or both deposits towards a Preliminary Economic Analysis, or “PEA” which will likely require additional test work.

We are a member of the Large Mine Permit Team organized by the Alaska Department of Natural Resources (“Large Mine Permit Team”) and managed by the Office of Project Management & Permitting. The Large Mine Permit Team brings together all state agencies that will be involved in permitting a mining exploration and development project. This is a major part of our effort to advance environmental baseline studies to de-risk both deposits. We have engaged with the Large Mine Permit Team and have initiated discussions with the federal permitting regulators to explore the permitting requirements for a planned Yukon River access route. Previous studies include multiple years of fish habitat studies conducted by Alaska Fish & Game, wetlands delineation and surface water quality sampling.

During 2025, we conducted a trenching program and a short drill program. The trenching program quickly identified a 550m long deeply weathered breccia zone containing distinctive rubbly boulders of massive silver-bearing galena and cerussite (oxidized galena) at the Silver Sage zone, located 4.8km south of Waterpump Creek. Trench sampling returned numerous high-grade silver-lead values, including multiple samples reporting assays above 310 g/t silver (10 oz/T), with grades up to 1,235 g/t silver (40 oz/T). Sampling also returned gold values as high as 0.55 g/t. A short follow-up drilling program was conducted from July 25, 2025 to September 28, 2025. A total of 2,964.0 meters were drilled across 13 exploration drill holes. The 2025 program comprised 2,057 m of drilling in 4 holes at the Waterpump Creek deposit, with WPC25-0035 which cut 5.9m (core length) grading 38 g/t (1.2 oz/T) Ag and 12.1% Zn, including 3.2m grading 67 g/t (2.1 oz/T) Ag and 16.9% Zn. In addition, 906.5 m of drilling in 9 shallow scout holes was completed at the newly discovered high-grade silver-lead zone, Silver Sage. Among these holes, SS25-04 cut 4.4m (core length) reporting 148 g/t (4.8 oz/T) Ag; 0.68% Pb and 0.24% Zn, including 1 m grading 349g/t (11.2 oz/T) Ag 2.2% Pb and 0.20% Zn

The proposed 2026 drill program will consist of a minimum of 6,000 meters of diamond drilling utilizing our two company-owned drill rigs. The 2026 drilling program will focus on multiple priority targets at the high-grade Waterpump Creek deposit and the newly discovered Silver Sage Zone, along with scout drilling of other high priority targets. Building on 2025’s successful discovery of the blind Silver Sage Zone, systematic follow up of legacy and newly generated geochemical and geophysical anomalies will be undertaken in high-potential areas identified within the overall Illinois Creek Project area. Additional surface exploration and trenching will also be undertaken at Illinois Creek property and Round Top Property.

When either or both the Illinois Creek and Waterpump Creek resources produce positive PEAs, we intend to determine if either or both projects are ready to advance to pre-feasibility and feasibility studies.

Seasonal Variations in Business

The mining business is subject to mineral price and investment climate cycles. The marketability of minerals is also affected by worldwide economic and demand cycles. In recent years, the significant demand for minerals in some countries has driven increased commodity process. It is difficult to assess if the current commodity prices are long-term trends, and there is uncertainty as to the recovery, or otherwise, of the world economy. If global conditions weaken, and commodity prices decline as a consequence, a continuing period of lower prices could significantly affect the economic potential of each of the Illinois Creek Project and the other properties.

Facilities and Equipment

We own the Illinois Creek camp which includes all buildings, kitchen/dining facility, offices, dormitory/sleeping facilities, tents, core sheds, electrical generators, water supply and storage systems, radio and internet communication equipment. Camp personnel capacity is 45 persons. We own our exploration drilling equipment which includes two new mechanized drill rigs and rod sloops purchased in 2023 and 2024 and three older, used drill rigs. We maintain extensive spare parts for its drilling equipment. We own and maintain a fleet of vehicles that include pickup trucks, side by side off road vehicles, fuel and water trucks and a dump truck. Heavy equipment includes a CAT D6 dozer, CAT 630 loader, CAT motor grader for road and runway maintenance, Hitachi excavator, John Deere dozer & excavator, snow machines and numerous miscellaneous minor equipment.

We utilize the State of Alaska-owned 4,400 ft Illinois Creek airstrip for delivery of food, supplies and personnel. Fixed wing support is contracted to Wright Air Service and Everts Air Cargo. Lynden Air Cargo, LLC provides C-130 Hercules cargo aircraft with a 50,000pound payload for drill rigs and other heavy equipment.

We do not lease any buildings or equipment related to the Illinois Creek Project.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Report, before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that case, the trading price of our securities could decline, and you could lose part or all of your investment. The following is a summary of the principal risks we face.

Risks Related to Our Business

We may be unable to make the payments required under the Piek Promissory Note and the Loan (each as defined below) and as a result we may be in default under the Piek Promissory Note and the Loan.

In 2021, ASUS and Piek entered into the Piek Acquisition Agreement (“Piek Acquisition Agreement”), whereby ASUS acquired all of the issued and outstanding shares of common stock of Piek for a total purchase price of $3,698,000, which ASUS satisfied by the issuance of a promissory note (the “Piek Promissory Note”). The Piek Promissory Note requires us to make certain expenditures with respect to our company. Since 2021, the Piek Promissory Note has been amended nine times, and both parties have been previously amenable to make amendments in the best interests of our company, including to postpone or modify the required expenditures by us thereunder. Additionally, on March 21, 2025, we completed an unsecured loan transaction with certain Lenders (the “Loan”) pursuant to which we issued promissory notes in the aggregate principal amount of $1,200,000. On March 21, 2026 we repaid $1,320,000, including accrued interest, under the terms of the Loan. However, if we are unable to make the payments or expenditures required under the Piek Promissory Note and are unable to agree on an amendment to the Piek Promissory Note, we could be in default under the Piek Promissory Note, as applicable, which could have a material adverse effect on our company. In the event of default, non-defaulting parties may accelerate demand for repayment.

We have incurred significant losses and have limited cash on hand, and there is substantial doubt as to our ability to continue as a going concern.

We incurred net losses of $7,279,098 and $8,861,799 for the years ended December 31, 2024 and December 31, 2025, respectively. In its report for the fiscal year ended December 31, 2025, our auditor has expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation, expect to incur substantial losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve profitability and maintain our operations. If we are unable to generate the revenue necessary to achieve profitability and maintain our operations in the future, we could be required to cease operations, and, even if we are able to maintain our operations, our inability to achieve or maintain profitability could negatively impact the value of our subordinate voting shares.

We rely on a limited number of properties, and, unless we acquire additional property interests, adverse developments affecting our current properties could have a material adverse effect upon our business.

The only material property of ours is the Illinois Creek Property located in Alaska. As a result, unless we acquire additional property interests, any adverse developments affecting this property could have a material adverse effect upon our business and would materially and adversely affect the potential mineral resource production, profitability, financial condition and results of operations of our business. While we may seek to acquire additional mineral properties to help us fulfill our business objectives, there can be no assurance that we will be able to identify suitable additional mineral properties or, if we identify suitable properties, that we will have sufficient financial resources to acquire such properties or that such properties will be available on terms acceptable to us or at all.

Our mineral resources described in the S-K 1300 Report are only estimates as we have no established mineral reserves, and the anticipated tonnages and grades described in the S-K 1300 Report may not be achieved, or the indicated level of recovery may never be realized.

We are a resource company focused primarily on the acquisition, exploration and development of mineral properties located in Alaska. Our properties have no established mineral reserves. There can be no assurance that any of our projects can be mined profitably. Any reference to potential quantities and/or grade is conceptual in nature, as there has been insufficient exploration to define any mineral resource, and it is uncertain if further exploration will result in the determination of any mineral resource. Quantities and/or grade described in this registration statement should not be interpreted as assurances of a potential resource or reserve, or of potential future mine life or of the profitability of future operations. Accordingly, we may not realize any profits in the short to medium term, or at all. Any profitability in our future business will be dependent upon developing and commercially mining an economic deposit of minerals, which in itself is subject to numerous risk factors.

We intend to continue exploration on our properties, and we may or may not acquire additional interests in other mineral properties. The search for mineral deposits at our existing properties and any future properties we acquire is extremely risky. We can provide investors with no assurance that exploration on our current properties, or any other property that we may acquire, will establish that any commercially exploitable quantities of mineral deposits exist. There are various ways we may be prevented from discovering any mineral deposits, including unanticipated problems relating to exploration and additional costs and expenses associated with our exploration activities that may exceed current estimates. If we are unable to establish the presence of viable mineral deposits on our properties, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably, and investors may lose all their investment in our company.

We have faced, and may continue to face, liquidity concerns.

In the past, we experienced liquidity issues as a result of excess financial obligations due to our limited available financial assets at various points in time. Similar liquidity challenges may arise in the future, particularly if market conditions deteriorate or unforeseen events impact our business. Our objective in managing liquidity risk is to maintain sufficient readily available cash reserves and credit in order to meet our liquidity requirements at any point in time. The total cost and planned timing of acquisitions and/or other development or construction projects is not currently determinable, and it is not currently known precisely when we will require external financing in future periods.

Mining operations generally involve a high degree of risk, and there is no certainty that the expenditures to be made by us towards the exploration and evaluation of minerals will result in discoveries or production of commercial quantities of minerals.

Mining operations generally involve a high degree of risk. Our operations are subject to all the hazards and risks normally encountered in the exploration, development and production of minerals, including unusual and unexpected geologic formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. The financing, exploration, development and mining of any of our properties is furthermore subject to a number of macroeconomic, legal and social factors, including commodity prices, laws and regulations, political conditions, currency fluctuations, the ability to hire and retain qualified people, the inability to obtain suitable adequate machinery, equipment or labor and obtaining necessary services in jurisdictions in which we operates. Unfavorable changes to these and other factors have the potential to negatively affect our operations and business.

Major expenses may be required to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations. It is impossible to ensure that the exploration or development programs planned by us will result in a profitable commercial mining operation. Whether a precious or base metal or mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as quantity and quality of mineralization and proximity to infrastructure; mineral prices which are highly cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

There is no certainty that the expenditures to be made by us towards the exploration and evaluation of minerals will result in discoveries or production of commercial quantities of minerals. In addition, once in production, mineral reserves are finite, and there can be no assurance that we will be able to locate additional reserves as our existing reserves are depleted.

The development and exploration of our properties may require substantial additional financing, and there are significant uncertainties regarding the mineral prices and, by extension, the availability of equity financing for mineral exploration and development. If we fail to obtain such additional financing as and when we need it, further exploration and development of our projects may be delayed or indefinitely postponed.

There are significant uncertainties regarding the price of minerals and the availability of equity financing for the purposes of mineral exploration and development. Our future performance will be largely tied to the operation of the Illinois Creek Property, the development of the Illinois Creek Property, and the commodity and financial markets. Financial markets were volatile throughout 2025 and may continue to be volatile for 2026 and beyond, reflecting ongoing concerns about the stability of the global economy and global growth prospects. These economic trends may impact the interests of investors and, relatedly, the availability of equity financings, limiting our ability to develop and/or further explore the mineral properties in which we currently, or may in the future, hold an interest. If these increased levels of volatility and market uncertainty continue, our operations and the price of our subordinate voting shares could be adversely impacted.

Failure to obtain such additional financing could result in the delay or indefinite postponement of further exploration and development of our projects.

Our business is strongly affected by the world market price of precious and base metals and there can be no assurance we will be able to develop our properties profitably or at all.

Our business is strongly affected by the world market price of precious and base metals. Global metal prices fluctuate widely and are affected by numerous factors beyond our control, including global demand and production levels; political and economic conditions; producer hedging activities; speculative activities; inflation; interest rates; central bank lending, sales and purchases of metals; the strength of, and confidence in, the U.S. dollar, the currency in which the price of metals are generally quoted; and currency exchange rates.

The price of metals has fluctuated widely in recent years, and future sustained metal price declines could cause development of, and commercial production from, our projects to be uneconomic. Depending on the price of metals, our cash flow from any mining operations may be insufficient to meet our operating needs and capital expenditures, and as a result, we could experience losses and/or may curtail or suspend some or all of our exploration, development, construction and mining activities or otherwise revise our mine plans, and exploration, development and construction plans, and could lose our interest in, or be forced to sell, some or all of our properties. Further, if forced to use significantly lower metal prices for Mineral Resource calculations for the Illinois Creek Property life-of-mine could result in material write-downs in Company’s mining properties and increased amortization, reclamation and closure charges.

In addition to adversely affecting our mineral reserve estimates and our financial condition, declining commodity prices could impact operations by requiring a reassessment of the feasibility of our projects, including the Illinois Creek Property. Such a reassessment may be the result of a management decision or may be required under financing mergers related to a particular project. Even if such project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause substantial delays or may interrupt operations until the reassessment can be completed.

Our operating results are expected to be substantially dependent upon the market price of metals, the prices for which fluctuate widely. The volatility of precious metal prices represents a substantial risk, which no amount of planning or technical expertise can fully eliminate. In the event metal prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We have no history of mineral production on our properties, and commercial quantities of gold, silver, zinc, gallium or other minerals may never be profitably mined by us.

Other than the Illinois Creek Mine, which was in production from 1996 through 2002, there is no history of mineral production on the properties. As such, we have had no operating revenues and have had a history of losses, and no operating revenues are anticipated until one of our projects comes into production, which may or may not occur. While there was some historical exploration and sampling starting in the 1980’s, the Illinois Creek Property is a high risk, speculative venture, and only a minimal amount of exploration and sampling has been conducted by us. There is no certainty that the expenditures proposed to be made by us towards the search for and evaluation of gold, silver, zinc, gallium or other minerals with regard to the Illinois Creek Property or otherwise will result in discoveries of commercial quantities of gold, silver, zinc, gallium or other minerals.

Furthermore, there can be no assurance that commercial quantities of gold, silver, zinc, gallium or other minerals will be discovered at any future properties nor is there any assurance that any future exploration programs of ours on the properties or any other properties will yield any positive results. Even where commercial properties of minerals are discovered, there can be no assurance that any property of ours will ever be brought to a stage where mineral reserves can be profitably produced thereon. It is difficult to evaluate our prospects, and our future success is more uncertain than if we had a more proven history. We will continue to experience losses unless and until we can successfully develop and begin profitable commercial production at one of our mining properties.

You should not rely on the S-K 1300 Report as an indication that we will have profitable commercial operations in the future. Factors which may limit our ability to produce mineral resources from our properties include, but are not limited to, the price of mineral resources are explored, availability of additional capital and financing and the nature of any mineral deposits.

In addition, we are and will continue to be subject to all the risks associated with establishing new mining operations, including: the timing and cost, which can be considerable, of the construction of mining and processing facilities; the availability and cost of skilled labor and mining equipment; the need to obtain necessary environmental and other government approvals and permits and the timing of the receipt of those approvals and permits; the availability of funds to finance construction and development activities; potential opposition from non- governmental organizations, indigenous peoples, environmental groups or local groups which may delay or prevent development activities; and potential increases in construction and operating costs due to changes in the costs of fuel, power, materials and supplies.

It is common in new mining exploration operations to experience unexpected costs, problems and delays during construction, development and mine start-up. In addition, delays in the early stages of mineral production often occur. Accordingly, our mining operations at our mineral properties may not be, and may never become, profitable.

The development and exploration plans and costs associated with the Illinois Creek Property may differ from the estimates in the S-K 1300 Report.

The S-K 1300 Report contains estimates of future production, development plans, operating and capital costs, financial returns and other economic and technical estimates relating to the Illinois Creek Property. These estimates are based on a variety of factors and assumptions, and there can be no assurance that such production, plans, costs or other estimates will be achieved. Actual costs and financial returns may vary significantly from the estimates in the S-K 1300 Report depending on a variety of factors, many of which are not within our control, including, but not limited to: actual ore mined varying from estimates of grade, tonnage, dilution and metallurgical and other characteristics; the price of gold and silver; short-term operating revisions to mine plans; equipment failures; industrial accidents; natural phenomena; encountering unusual or unexpected geological conditions; changes in power costs and potential power shortages; exchange rate and commodity price fluctuations; shortages of principal supplies needed for development and operations; labor shortages or strikes; high rates of inflation; civil disobedience, protests and acts of civil unrest or terrorism, applicable taxes and restrictions or regulations imposed by governmental or regulatory authorities or other changes in the regulatory environments. Failure to achieve estimates or material increases in costs could have a material adverse impact on our future cash flows, profitability, results of operations and financial condition.

Equipment failures, natural disasters including severe weather, terrorist acts, acts of war, cyberattacks or other breaches of network systems or security that affect computer systems within our network could lead to disruptions in our business functions.

Equipment failures, natural disasters including severe weather, terrorist acts, acts of war, cyberattacks or other breaches of network systems or security that affect computer systems within our network could disrupt our business functions, including our exploration and any future production activities. The mining industry has become increasingly dependent on digital technologies. We rely on digital technologies to conduct certain exploration and other activities. The mining industry faces various security threats, including cybersecurity threats. Such attacks are increasing and include malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions to critical systems, unauthorized release of confidential information and corruption of data. A cyberattack could negatively impact our operations. A corruption of Company’s financial or operational data or an operational disruption could, among other potential impacts, result in: (i) distraction of management; (ii) damage to our reputation or our relationship with customers, vendors employees and joint venture partners; or (iii) events of noncompliance, which events could lead to regulatory fines or penalties. Any of the foregoing could have a material adverse impact on our reputation, business, results of operations and financial condition.

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

We are subject to taxation both in Canada and the United States, which could have a material adverse effect on our business, financial condition and results of operations.

Although we are a Canadian corporation, we are also classified as a U.S. domestic corporation for United States federal income tax purposes under Section 7874(b) of the U.S. Tax Code and are subject to United States federal income tax on our worldwide income. However, for Canadian tax purposes, regardless of any application of Section 7874 of the U.S. Tax Code, we are treated as a Canadian resident corporation. As a result, we are subject to taxation both in Canada and the United States, which could have a material adverse effect on our business, financial condition and results of operations.

No dividends on the subordinate voting shares have been paid by us to date. Investors in our securities cannot expect to receive a dividend on their investment in the foreseeable future, if at all.

If we were to pay a dividend, dividends received by holders who are residents of Canada for purposes of the Tax Act and not “U.S. persons” for U.S. federal income tax purposes will generally be subject to U.S. withholding tax at a 30% rate or such lower rate as provided in an applicable tax treaty. In addition, a Canadian foreign tax credit or deduction may not be available under the Tax Act in respect of such taxes.

Dividends received by U.S. persons for U.S. federal income tax purposes will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax under the Tax Act. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the U.S. Tax Code. Accordingly, U.S. holders generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax.

Dividends received by persons that are neither Canadian residents for applicable Canadian tax purposes nor U.S. persons for U.S. federal income tax purposes will generally be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to the recipient, subject to examination of the relevant treaty.

Since we are classified as a U.S. domestic corporation for United States federal income tax purposes under Section 7874(b) of the U.S. Tax Code, the subordinate voting shares will be treated as shares of a U.S. domestic corporation and holders thereof will be subject to the relevant provisions of the U.S. Tax Code and/or the Treaty (as defined below). As a result, the United States gift, estate and generation-skipping transfer tax rules generally apply to a non-U.S. holder of Units, subordinate voting shares or warrants.

EACH INVESTOR SHOULD SEEK TAX ADVICE, BASED ON SUCH INVESTOR’S PARTICULAR FACTS AND CIRCUMSTANCES, FROM SUCH INVESTOR’S OWN TAX ADVISORS, INCLUDING, WITHOUT LIMITATION, IN CONNECTION WITH OUR CLASSIFICATION AS A U.S. DOMESTIC CORPORATION FOR UNITED STATES FEDERAL INCOME TAX PURPOSES UNDER SECTION 7874(b) OF THE U.S. TAX CODE, THE APPLICATION OF THE U.S. TAX CODE, THE APPLICATION OF THE TREATY, THE APPLICATION OF U.S. FEDERAL ESTATE AND GIFT TAXES, THE APPLICATION OF U.S. FEDERAL TAX WITHHOLDING REQUIREMENTS AND THE APPLICATION OF U.S. TAX RETURN FILING REQUIREMENTS.

There are uncertainties as to title matters in the mining industry, and any defects in title could cause us to lose rights in our mineral properties and jeopardize our business operations.

There are uncertainties as to title matters in the mining industry. Any defects in title could cause us to lose rights in our mineral properties and jeopardize our business operations. Our mineral properties currently consist of mining claims located on lands administered by Alaska Department of Natural Resources to which we only have possessory title. Because title to mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, proper and timely payment of annual claim maintenance fees, the existence and terms of royalties, and possible conflicts with other claims not determinable from descriptions of record.

The present status of our mining claims located on public lands allows us the right to mine and remove valuable minerals, such as precious and base metals, from the claims conditioned upon applicable environmental reviews and permitting programs. We are also allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the State of Alaska. We remain at risk that the mining claims may be forfeited either to the State of Alaska or to rival private claimants due to failure to comply with statutory requirements.

Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history of many mining properties.

We currently do not, and, in the future, do not expect to maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history of many mining properties. Although, with the assistance of legal counsel, we have diligently investigated, and will continue to conduct such investigations going forward as to, title to our mineral claims, we cannot give any assurance that title to properties we acquired individually or through historical share acquisitions will not be impugned and cannot guarantee that we will have or acquire valid title to mining properties. We also may not have, or may not be able to obtain, all necessary surface rights to develop a property. Failure by us to retain title or the necessary surface rights to the properties could have a material adverse effect on us and the value of the subordinate voting shares.

There are risks that title to our properties may be challenged or impugned. Most of our properties are located in Alaska and may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of such properties which, if successful, could impair development and/or operations.

Mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Also mining claims are always subject to possible challenges by third parties. The validity of an mining or mill site claim, in terms of both our location and our maintenance, is dependent on strict compliance with a complex body of state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of mining claims.

We will also be required to make annual claim maintenance payments to Alaska Department of Natural Resources in order to maintain our rights to explore and, if warranted, to develop our mining claims. If we fail to meet these obligations, we will lose the right to explore for minerals on those properties.

The title to our mineral property interests may be challenged.

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Furthermore, in any such case, the investigation and resolution of any such issues would divert our management’s time from ongoing exploration and development programs, which could have a material adverse impact on our business, financial condition and results of operations.

Joan Marrs or Christopher Marrs may have the ability to influence the outcome of matters submitted to our shareholders for approval, which could include the election and removal of directors, amendments to our corporate governing documents and business combinations.

Joan Marrs (Vice President - Administration) and Christopher Marrs (a director and the CEO of our business) hold, directly or indirectly, approximately 14% of the voting power of our issued and outstanding shares. As a result, Joan Marrs or Christopher Marrs may have the ability to strongly influence the outcome of matters submitted to our shareholders for approval, which could include the election and removal of directors, amendments to our corporate governing documents and business combinations. Our interests and those of Joan Marrs and Christopher Marrs may at times conflict, and any such conflict might be resolved against our interests. The concentration of approximately 14% of the voting power in the hands of these two shareholders may discourage an unsolicited bid for the subordinate voting shares, which may adversely impact the value and trading price of the subordinate voting shares.

The estimation of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, socio- political, marketing, or other relevant issues.

Mineral resource estimates are based upon estimates made by our personnel and independent geologists. These estimates are inherently subject to uncertainty and are based on geological interpretations and inferences drawn from drilling results and sampling analyses and may require revisions based on further exploration or development work. The estimation of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues. Inferred resources are resources for which there has been insufficient exploration to define as an indicated or measured mineral resource and it is uncertain if further exploration will result in upgrading them to an indicated or measured mineral resource category.

The grade of mineralization that may ultimately be mined may differ from that indicated by drilling results and such differences could be material. The quantity and resulting valuation of mineral reserves and mineral resources may also vary depending on, among other things, mineral prices (which may render mineral reserves and mineral resources uneconomic), cut-off grades applied and estimates of future operating costs (which may be inaccurate). Production can be affected by such factors as permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Any material change in quantity of mineral resources, mineral reserves, grade, or stripping ratio may also affect the economic viability of any project undertaken by us. In addition, there can be no assurance that mineral recoveries in small scale, and/or pilot laboratory tests will be duplicated in a larger scale test under on-site conditions or during production.

There is no certainty that any of the mineral resources identified on any of our properties will be realized, that any mineral resources will ever be upgraded to mineral reserves, that any anticipated level of recovery of minerals will in fact be realized, or that an identified mineral reserve or mineral resource will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. Until a deposit is actually mined and processed, the quantity of mineral resources and mineral reserves and grades must be considered as estimates only.

Our business is subject to a number of risks, and such occurrences may result in damage to mineral properties or production facilities.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment, natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to mineral properties or production facilities, personal injury or death, environmental damage to our properties or the properties of others, delays in the ability to undertake exploration, monetary losses and possible legal liability.

Although we may maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our mining operations. It is not always possible to fully insure against such risks and, even where such insurance is available we may decide to not take out insurance against such risks. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

ASUS is not currently covered by any form of environmental liability insurance, or political risk insurance, since insurance against such risks (including liability for pollution) may be prohibitively expensive. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of our subordinate voting shares. We may have to suspend operations or take cost interim compliance measures if we are unable to fully fund the cost of remedying an environmental problem, if it occurs.

We do not insure against all of the risks we face in our operations.

We do not maintain insurance to cover all the potential risks and hazards associated with our operations. We may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction, and extraction activities, which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons. Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

Our operations rely on adequate infrastructure and without reliable infrastructure, our capital and operating costs may be affected.

Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our business, financial condition and results of operations.

The occurrence of a significant event that disrupts the production of mineral resources at our properties and the subsequent sale thereof for an extended period could have a material negative impact on our business, financial condition and results of operations.

The occurrence of a significant event which disrupts the production of mineral resources at our properties and the subsequent sale thereof for an extended period, could have a material negative impact on our business, financial condition and results of operations. The mining industry is subject to natural events including fires, adverse weather conditions, earthquakes and other similar events that are unforeseeable, irresistible and beyond our control. The occurrence of any one of these events could have a material adverse effect on our business and financial condition.

We may experience an inability to attract or retain qualified personnel.

Our success depends to a large degree upon our ability to attract, retain and train key management personnel, as well as other technical personnel. If we are not successful in retaining or attracting such personnel, our business may be adversely affected. Furthermore, the loss of our key management personnel could materially and adversely affect our business and operations.

As our business becomes more established, we will also be required to recruit additional qualified key financial, administrative, operations and marketing personnel. There will be no guarantee that we will be able to attract and keep such qualified personnel, and, if we are not successful, it could have a material and adverse effect on our business and results from operations.

Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures and any of these events could result in information system failures, delays and/or increase in capital expenses.

Our operations depend, in part, on how well we and our suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, terrorism, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation, business, financial condition and results of operations.

We are subject to and required to disclose mineral resources and mineral reserves in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects, or “NI 43-101” and analogous disclosure requirements under S-K 1300 rules, which may result in increased compliance costs.

We have adopted the mining disclosure standards of S-K 1300. We are also subject to Canadian reporting requirements, and, while the S-K 1300 rules are similar to the NI 43-101 rules in Canada, they are not identical and therefore two reports have been produced for the Illinois Creek project. Any revisions to, or interpretations of, S-K 1300 or NI 43-101 could result in us incurring additional costs associated with compliance with those disclosure obligations, both in the U.S. and in Canada.

Risks Related to Government Regulation and Disputes

If we are required to compensate anybody suffering loss or damage from our mining activities, or if we become subject to fines or penalties for violations of law, it could lead to costs, delays and suspensions that may negatively affect our business.

Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on our business, financial condition and results of operations.

Legislation has been proposed, if enacted, that could significantly affect the mining industry and our business.

Members of the United States Congress have repeatedly introduced bills that would supplant or alter the provisions of the General Mining Law. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of unpatented mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

Procedures for identifying, isolating and safely removing or reducing impurities or toxic substances from minerals we mine may require strict adherence, and no assurance can be given that employees, contractors or others will not be exposed to or be affected by such impurities and toxic substances, which may subject us to liability.

Mineral ores and mineral products, including gold, silver, zinc and gallium ore, contain naturally occurring impurities and toxic substances. Although we have implemented procedures that are designed to identify, isolate and safely remove or reduce such impurities and substances, such procedures require strict adherence and no assurance can be given that employees, contractors or others will not be exposed to or be affected by such impurities and toxic substances, which may subject us to liability. Standard operating procedures may not identify, isolate and safely remove or reduce such substances. Laws, rules and regulations requiring downstream users of chemical substances, including metals and minerals, to establish that the substances can be handled and used without negatively affecting health or the environment may impact our operations and markets. These potential compliance costs, litigation expenses, regulatory delays, remediation expenses and operational costs could negatively affect our financial results.

We are subject to extensive laws and regulations.

Mining activities are subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health and safety, water disposal, toxic substances, explosives, management of natural resources, environmental management and protection, mine safety, dealings with native groups, historic and cultural preservation and other matters. Compliance with such laws and regulations increases the costs of planning, designing, drilling, developing, construction, operating and closing mines and other facilities. Compliance with environmental regulations may require significant capital outlays on behalf of our business and may cause material changes or delays in our intended activities. Any breaches of environmental laws could materially and adversely affect us. Failure to comply with applicable laws and regulations may result in civil or criminal fines or penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining or curtailing operations, requiring corrective measures or other remedial actions, any of which could result in our incurring significant expenditures. We may be subject to potential legal claims which, if determined adversely to us, could have a material effect on us and/or our financial condition. We may be required to compensate persons suffering loss or damage as a result of any infringement of applicable laws or regulations.

We may also be required to obtain certain other property rights to access, or use, certain of our properties in order to proceed with mining activities. There can be no assurance that all licenses, permits or property rights which we may require for any exploration or development of mining operations will be obtainable on reasonable terms or in a timely manner, or at all, that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. Delays in obtaining or a failure to obtain such licenses, permits or property rights or extension thereto, challenges to the issuance of such licenses, permits or property rights, whether successful or unsuccessful, changes to the terms of such licenses, permits or property rights, or a failure to comply with the terms of any such licenses, permits or property rights that we have obtained, could have a material adverse effect on us by delaying or preventing or making more expensive exploration, development and/or production.

We have never completed a mining development project and have not generated any revenues from production. The future development of properties found to be economically feasible will require the construction and operation of mines, processing plants and related infrastructure and we do not have any experience in taking a mining project to production. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if it had a more proven history. In addition, we are and will continue to be subject to all the risks associated with establishing new mining operations, including: the timing and cost, which can be considerable, of the construction of mining and processing facilities; the availability and cost of skilled labor and mining equipment; the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits; the availability of funds to finance construction and development activities; potential opposition from non-governmental organizations, indigenous peoples, environmental groups or local groups which may delay or prevent development activities; and potential increases in construction and operating costs due to changes in the costs of fuel, power, materials and supplies.

It is common in new mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. In addition, delays in the early stages of mineral production often occur. Accordingly, we cannot provide assurance that our activities will result in profitable mining operations at our mineral properties.

Our operations are subject to various health and safety laws and regulations, and the costs associated with the compliance with such health and safety laws and regulations may be substantial.

Our operations are subject to various health and safety laws and regulations that impose various duties on our operations relating to, among other things, worker safety and obligations in respect of surrounding communities. These laws and regulations also grant the relevant authorities broad powers to, among other things, close unsafe operations and order corrective action relating to health and safety matters. The costs associated with the compliance with such health and safety laws and regulations may be substantial and any amendments to such laws and regulations, or more stringent implementation thereof, could cause additional expenditure or impose restrictions on, or suspensions of, our operations. We expect to make significant expenditure to comply with the extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine development and protection of endangered and other special status species, and, to the extent reasonably practicable, to create social and economic benefit in the surrounding communities near our mineral properties.

The cost of compliance with changes in government regulations has the potential to reduce the profitability of operations.

When we commence development and mining operations, our operations will become subject to extensive federal, state and local laws and regulations governing environmental protection and employee health and safety. Environmental legislation is evolving in a manner that is creating stricter standards, while enforcement, fines and penalties for non-compliance are also increasingly stringent. The cost of compliance with changes in government regulations has the potential to reduce the profitability of operations. Further, any failure by us to comply fully with all applicable laws and regulations could have significant adverse effects on us, including the suspension or cessation of operations. All phases of our operations in Alaska will be subject to extensive federal and state environmental regulation, including:

•	Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”);
•	The Federal Resource Conservation and Recovery Act (the “RCRA”);
•	The Clean Air Act;
•	The National Environmental Policy Act (“NEPA”):
•	The Clean Water Act (the “CWA”);
•	The Safe Drinking Water Act (the “SDWA”); and
•	The Endangered Species Act.

The CERCLA, and comparable state statutes, impose strict, joint and several liabilities on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The RCRA, and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Clean Air Act and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an EIS. The EPA, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the Draft and Final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate our potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The CWA is a federal law where the permitting authority for some permits has been delegated to the State of Alaska Department of Environmental Conservation. The statutes impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA can also regulate storm water from mining facilities and require a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from our operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill materials in wetlands and other waters of the United States unless authorized by the US Army Corps of Engineers an appropriately issued 404 permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

SDWA and the UIC program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others, the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

There can be no assurance that future changes in environmental regulation, if any, will not adversely affect our operations. Environmental hazards may exist on the properties on which we hold interests which are unknown to us at present and which have been caused by previous or existing owners or operators of the properties.

We cannot give any assurances that breaches of environmental laws (whether inadvertent or not) or environmental pollution will not materially and adversely affect our financial condition. There can be no assurance that any future changes to environmental regulation, if any, will not adversely affect us.

Land reclamation requirements for our properties may require us to post bonds or other surety to guarantee the cost of post-reclamation mining, which add significant costs to our operations and delays in our projects.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mining and exploration companies in order to minimize long term effects of land disturbance, and to re- establish pre-mining or other acceptable land uses. Reclamation may include requirements to:

•	control dispersion of potentially deleterious effluents;
•	treat ground and surface water to non-degradation standards; and
•	reasonably re-establish pre-disturbance land forms and vegetation.

In Alaska, certain state and federal agencies require that mining operations on lands subject to its regulation obtain an approved plan of operations. On federal lands, this approval is subject to environmental impact evaluation under the National Environmental Policy Act. However, our property is on state land and a state Plan of Operations approval is not subject to NEPA. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. Cash collateral obligations to secure the bonds are typically required and may be increased by the Surety at any point in time up to the face value of the bond.. We plan to set up a provision for our reclamation obligations on properties, as appropriate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected. Our mineral exploration operations are required to be covered by reclamation bonds deemed adequate by regulators to cover these risks, which may ultimately not be adequate for our operations.

We are subject to anti-corruption and anti-bribery laws and liable for any violations of such laws.

Our operations are governed by, and involve interactions with, many levels of the United States and Canadian government. We are required to comply with anti-corruption and anti-bribery laws, including the Canadian Criminal Code, and the Canadian Corruption of Foreign Public Officials Act, as well as the United States Foreign Corrupt Practices Act. In recent years, there has been a general increase in both the frequency of enforcement and the severity of penalties under such laws, resulting in greater scrutiny and punishment to companies convicted of violating anti-corruption and anti-bribery laws. Furthermore, we may be found liable for violations by not only our employees, but also by our contractors and third-party agents. The steps we take to mitigate such risks may not be effective in ensuring that we, our employees, contractors or third-party agents will comply strictly with such laws. If we were subject to an enforcement action or is found to be in violation of such laws, this may result in significant penalties, fines and/or sanctions imposed on us that may result in a material adverse effect on our reputation and results of our operations.

Any failure of any partner to meet its obligations to us or other third parties, or any disputes with respect to third parties’ respective rights and obligations, could have a material adverse effect on our rights under such agreements.

We may in the future enter into other option agreements and/or joint ventures as a means of acquiring property interests. Any failure of any partner to meet its obligations to us or other third parties, or any disputes with respect to third parties’ respective rights and obligations, could have a material adverse effect on our rights under such agreements. Furthermore, we may be unable to exert direct influence over strategic decisions made in respect of properties that are subject to the terms of these agreements, and the result may be a materially adverse impact on the strategic value of the underlying mineral claims.

Some of the lands in which we hold an interest, or the exploration equipment and roads or other means of access which we intend to utilize in carrying out our work programs or general business mandates, may be subject to interests or claims by third party individuals, groups or companies.

Some of the lands in which we hold an interest, or the exploration equipment and roads or other means of access which we intend to utilize in carrying out our work programs or general business mandates, may be subject to interests or claims by third party individuals, groups or companies. In the event that such third parties assert any claims, our work programs may be delayed even if such claims are not meritorious. Such delays may result in significant financial loss and loss of opportunity for us.

Climate change and climate change regulations could have an adverse impact on our cost of operations.

Climate change could have an adverse impact on our cost of operations. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes in climate could have an impact on the cost of development of our properties and adversely affect the financial performance of our operations.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on the business of ours. A number of governments or government bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in natural resources industry could harm our reputation.

Our Illinois Creek Property may face indigenous land claims.

Our Illinois Creek Property may in the future be the subject of indigenous land claims. The legal nature of land claims is a matter of considerable complexity. The impact of any such claim on our ownership interest in our properties cannot be predicted with any degree of certainty and no assurance can be given that a broad recognition of indigenous rights in the area in which our properties are located, by way of a negotiated settlement or judicial pronouncement, would not have an adverse effect on our operations. Even in the absence of such recognition, we may at some point be required to negotiate with and seek the approval of holders of such interests to facilitate exploration and development work on our properties, and there can be no assurance that we will be able to establish a practical working relationship with the indigenous groups in the area to allow us to ultimately develop the properties.

General Risks

Our relationships with the communities in which we operate are critical to the future success of our existing operations and the construction and development of our projects.

Our relationships with the communities in which we operate are critical to the future success of our existing operations and the construction and development of our projects. In recent years, there has been ongoing and potentially increasing public concern relating to the effects of resource extraction on the natural landscape, communities and the environment. Certain non-governmental organizations (“NGOs”) that oppose globalization and resource development can be vocal critics of the mining industry and our practices, including the use of cyanide and other hazardous substances in processing activities. In addition, there have been many instances in which local community groups have opposed resource extraction activities, resulting in disruption and delays to the relevant operations. Adverse publicity generated by such NGOs or others related to the mining industry, or to extractive industries generally, could have an adverse effect on our reputation or financial condition and may impact our relationship with the communities in which we operate. NGOs or local community groups could direct adverse publicity against and/or disrupt our operations in respect of one or more of our properties, despite our efforts to comply with and maintain social and environmental best practices. Any such actions and the resulting media coverage could have adverse effects on the reputation and financial condition of our business or our relationships with the communities in which we operate, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to successfully obtain key permits and approvals to explore for, develop and operate mines and to successfully operate in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law at the applicable time. Operating our business in accordance with those objectives could increase capital and operating costs and, therefore could have an adverse impact upon our business, financial condition and results of operations. Although we strive to promote improvements in health and safety, human rights, environmental performance and community relations, our ability to operate could be adversely impacted by accidents or events detrimental (or perceived to be detrimental) to the health, safety and well-being of our employees, human rights, the environment or the communities in which we operate.

Public opinions may change, and opposition to mining projects could result in increased operating costs.

Given the emotion, political significance and uncertainty around the environmental consequences of mining on public land, we cannot predict how public opposition could affect legislation and regulation or how this might affect our financial condition, operating performance and ability to compete. Furthermore, even without such current opposition, increased awareness and any adverse publicity in the global marketplace about potential environmental impacts by us or other companies in the mining industry could harm our reputation. A poor reputation in the mining industry directly affects the ability of any mining company to obtain future permits, renew existing permits and/or obtain bonding instruments for the reclamation of mining projects. The realization of any of the forgoing may adversely impact the cost, production and financial performance of our operations.

The imposition of trade tariffs, particularly those issued by the U.S., or other trade restrictions could have significant repercussions for Canadian businesses, and the broader economy.

The imposition of trade tariffs, particularly those issued by the U.S., or other trade restrictions could have significant repercussions for Canadian businesses and the broader economy. Increased costs of goods and services may contribute to inflation. Higher consumer prices could reduce demand for Canadian goods, leading to a decline in exports which could in turn weaken Canadian Gross Domestic Product, slow economic growth, and increase unemployment. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Overall, trade policy restrictions create financial uncertainty for companies, disrupt trade relationships, and put downward pressure on economic growth.

For example, raw material costs are impacted by governmental actions, such as tariffs and trade sanctions. The imposition by the U.S. government of tariffs on products imported from certain countries and trade sanctions against certain countries have introduced greater uncertainty with respect to policies affecting trade between the U.S. and other countries and have impacted the cost of certain raw materials.

Our development will depend on the efforts of key management and other key personnel, and any future loss of any of those people could have a material adverse effect on our business.

Our development will depend on the efforts of key management and other key personnel. Loss of any of those people, particularly to competitors, could have a material adverse effect on our business. Further, with respect to future development of our projects, it may become necessary to attract both international and local personnel for such development. The marketplace for key skilled personnel is becoming more competitive, which means the cost of hiring, training and retaining such personnel may increase. Factors outside our control, including competition for human capital and the high level of technical expertise and experience required to execute this development, will affect our ability to employ the specific personnel required. Due to our relatively small size, the failure to retain or attract a sufficient number of key skilled personnel could have a material adverse effect on our business, results of future operations and financial condition. We do not intend to take out ‘key person’ insurance in respect of any directors, officers or other employees.

Certain of our directors and officers also serve as directors and/or officers of other companies involved in natural resource exploration and development, which may give rise to perceived or actual conflicts of interest.

Certain of our directors and officers also serve as directors and/or officers of other companies involved in natural resource exploration and development, which may give rise to perceived or actual conflicts of interest, including decisions relating to pursuing business opportunities, negotiating agreements, or resolving disputes. In addition, our organizational documents and corporate policies do not prohibit our directors, officers, or shareholders from engaging in other business activities, including activities that may compete with us. In the event that a conflict arises, pursuant to the BCBCA, the affected director or officer must disclose the potential conflict or interest in a transaction and then recuse themselves from (and not vote on any) decisions related to the matter from which the conflict arose.

We may be subject to litigation which may materially affect our business.

We may become involved in disputes with other parties in the future which may result in litigation. The results of litigation cannot be predicted with certainty. If we are unable to resolve these disputes favorably, it may have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Our Securities

Due to the absence of an established trading market in the U.S. for our securities, potential challenges may arise in selling our shares and broker-dealers may be prohibited or otherwise restricted under the laws of certain U.S. states from being involved in certain transactions involving our securities.

Our securities are currently traded on the OTCQX and the TSXV and are not currently traded on any United States national stock exchange such as The Nasdaq Stock Exchange Market LLC or New York Stock Exchange (NYSE). The demand for our subordinate voting shares in the United States is limited. Because the OTCQX is a quotation service for subscribing members, not an issuer listing service, only market makers can apply to quote securities. There can be no assurance that a market maker will provide quotations for our subordinate voting shares on the OTCQX or, if a market maker provides such quotations, will continue to provide them. If a market maker does not, or ceases to, make a market in our subordinate voting shares, then the liquidity of our subordinate voting shares will be adversely affected, which could result in a situation where realizing any benefit from the investment or liquidating our subordinate voting shares becomes difficult or delayed, if at all possible.

In addition, because we do not intend, now or at any point in the foreseeable future, to list our subordinated voting shares on a U.S. national securities exchange, broker-dealers may not be able to recommend or discuss transactions involving our subordinated voting shares in certain U.S. states, which may adversely affect the market for and liquidity of our subordinated voting shares.

The market price for our subordinate voting shares may be volatile, which could contribute to the loss of all or part of your investment.

The trading price of our subordinate voting shares following is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

Some of the factors that could negatively affect or result in fluctuations in the market price of our subordinate voting shares include:

•	actual or anticipated fluctuations in our financial conditions and results of operations;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•	anticipated or actual changes in laws, regulations or government policies applicable to our business;
•	lawsuits threatened or filed against us;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and
•	other factors described in this section of this prospectus titled “Risk Factors” and in “Forward-Looking Statements.”

Any of the factors listed above could materially and adversely affect your investment in our subordinate voting shares, which could contribute to a loss of all or part of your investment. In such circumstances the trading price of our subordinate voting shares may not recover and may experience a further decline.

In addition, broad market and industry factors could materially adversely affect the market price of our subordinate voting shares, irrespective of our operating performance. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in our industry or the stocks of other companies that investors perceive to be similar to us, the opportunities in Alaska or the stock market in general could depress our share price regardless of our business, financial condition, results of operations or growth prospects.

Our subordinate voting shareholders will experience dilution in the future upon any exercise of outstanding warrants and finder warrants.

As described under “Description of Securities” in this prospectus, we have issued and outstanding warrants and finder warrants that are exercisable for our common shares. If the warrants and finder warrants are exercised, our subordinate voting shareholders will experience significant dilution and there will be a dilutive effect on our earnings per share, which could adversely affect the market price of subordinate voting shares.

Our dual class structure may adversely affect the trading market for our subordinate voting shares.

We have adopted a dual class structure with different voting rights, and such dual class share structure may result in a lower or more volatile market price of our subordinate voting shares. Our dual class share structure is comprised of subordinate voting shares and proportionate voting shares. In respect of matters requiring the votes of shareholders, each subordinate voting share is entitled to one vote, and each proportionate voting share is entitled to 100 votes. Only the subordinate voting shares are traded on the TSXV and on the OTCQX. As of the date of this filing, there were zero proportionate voting shares outstanding.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our subordinate voting shares, adverse publicity, or other adverse consequences. Certain stock index providers exclude or limit the ability of companies with multi-class share structures from being added to certain of their indices. In addition, most shareholder advisory firms and many large institutional investors oppose the use of multiple class structures. As a result, our dual class structure may make us ineligible for inclusion in certain indices and may discourage other indices from selecting us for inclusion. Our dual class structure may also cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure and may result in large institutional investors not purchasing our subordinate voting shares. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, any exclusion from certain stock indices could result in less demand for our subordinate voting shares. Any actions or publications by shareholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our subordinate voting shares.

The price of our securities, including our subordinate voting shares, our financial results, and our access to the capital required to finance our exploration activities may in the future be adversely affected by short-term changes or declines in the price of precious and base metals.

The price of our securities, our financial results, and our access to the capital required to finance our exploration activities has in the past, and may in the future, be adversely affected by declines in the price of precious and base metals. Securities of mining companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally, market perceptions of the attractiveness of particular industries, the sale or purchase of precious metals by various dealers, central banks and financial institutions, interest rates, exchange rates, inflation or deflation, currency exchange fluctuation, global and regional supply and demand, production and consumption patterns, speculative activities, increased production due to improved mining and production methods, government regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, environmental protection, and international political and economic trends, conditions and events. The price of the subordinate voting shares is also likely to be significantly affected by short-term changes in mineral prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that may have an effect on the price of the subordinate voting shares include the following: (i) the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; (ii) lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of subordinate voting shares; (iii) our subordinate voting shares being quoted on the OTCQX rather than a U.S. national securities exchange, which may have an unfavorable impact on our stock price and liquidity; (iv) the size of our public float may limit the ability of some institutions to invest in our securities; and (v) a substantial decline in the price of the subordinate voting shares that persists for a significant period of time could cause our securities, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity.

A non-U.S. holder will likely be treated as having income that is “effectively connected” with a United States trade or business upon the sale or disposition of our subordinate voting shares or warrants unless (i) our subordinate voting shares are regularly traded on an established securities market and (ii) such non-U.S. holder did not meet certain ownership thresholds during the applicable testing period.

A non-U.S. holder of our Units, subordinate voting shares or warrants generally will incur U.S. federal income tax on any gain realized upon a sale or other disposition of our subordinate voting shares or warrants to the extent our subordinate voting shares or warrants constitute a “United States real property interest” (“USRPI”), under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). A USRPI includes stock in a “United States real property holding corporation” within the meaning of Section 897(c)(2) of the U.S. Tax Code (a “USRPHC”). We believe that we are currently and anticipate remaining for the foreseeable future a USRPHC for U.S. federal income tax purposes.

Under FIRPTA, a non-U.S. holder is taxed on any gain realized upon a sale or other disposition of a USRPI as if such gain were “effectively connected” with a United States trade or business of the non-U.S. holder. A non-U.S. holder thus will be taxed on such a gain at the same graduated rates generally applicable to U.S. persons. In addition, a non-U.S. holder will have to file a U.S. federal income tax return reporting that gain.

However, if the subordinate voting shares are regularly traded on an established securities market (the “Regularly Traded Exception”), then gains realized upon a sale or other disposition of the subordinate voting shares will not be treated as gains from the sale of a USRPI, as long as the non-U.S. holder was not a 5% Shareholder (as defined below under the heading “Material United States Federal Income Tax Considerations”). No assurance can be provided that our subordinate voting shares will be considered to be regularly traded for purposes of the Regularly Traded Exception. Accordingly, we can provide no assurances that the subordinate voting shares will meet the Regularly Traded Exception at the time a non-U.S. holder purchases such securities or sells, exchanges, or otherwise disposes of such securities. The foregoing summary is qualified in its entirety by the discussion contained herein under the heading “Material United States Federal Income Tax Considerations.” Non-U.S. investors should consult their own tax advisors regarding the potential application of the FIRPTA regime to their investment in our Units.

Sales of a large number of subordinate voting shares in the public markets, or the potential for such sales, could decrease the trading price of the subordinate voting shares and could impair our ability to raise capital through future sales of subordinate voting shares.

Sales of a large number of subordinate voting shares in the public markets, or the potential for such sales, could decrease the trading price of the subordinate voting shares and could impair our ability to raise capital through future sales of subordinate voting shares. In particular, Joan Marrs and Christopher Marrs beneficially own, directly or indirectly, approximately 14% of the issued and outstanding subordinate voting shares and approximately 140% of the voting power of our issued and outstanding securities. If such shareholders decide to liquidate all or a significant portion of their positions, it could adversely affect the price of our subordinate voting shares.

Our subordinate voting shares are quoted on the OTCQX in U.S. dollars and will also be listed on the TSXV in Canadian dollars, which may result in price variations.

As our subordinate voting shares are quoted on the OTCQX, our subordinate voting shares are quoted in U.S. dollars and are also listed on the TSXV in Canadian dollars, which may result in price variations. Dual-listing in this way may result in price variations between the OTCQX and the TSXV due to a number of factors. Our subordinate voting shares would trade in U.S. dollars on the OTCQX and would trade in Canadian dollars on the TSXX. In addition, the markets have differing holiday schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result in different trading prices for our subordinate voting shares on the OTCQX and the TSXV.

We may choose to raise capital through acquisitions or equity, resulting in dilution to existing shareholders.

From time to time, it can be expected that we will examine opportunities to acquire additional exploration and/or mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends upon our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully with those of our business. Any acquisitions would be accompanied by risks. In the event that we choose to raise debt capital to finance any such acquisitions, our leverage will be increased. If we choose to use equity as consideration for such acquisitions, existing shareholders, as well as warrant holders and holders of other securities exercisable or convertible for our subordinate voting shares, may suffer dilution. Alternatively, we may choose to finance any such acquisitions with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

Since we do not currently plan to register our subordinate voting shares under Section 12 of the Exchange Act, our reporting obligations will be limited under Section 15(d) of the Exchange Act, which may result in reduced transparency for investors.

Currently, we do not intend to register our common stock under Section 12(g) of the Exchange Act. As a result, we will not be subject to the ongoing reporting requirements applicable to issuers with securities registered under Section 12 of the Exchange Act, including the comprehensive disclosure, proxy solicitation, and beneficial ownership reporting obligations that apply to Exchange Act reporting companies. Instead, we will only be required to comply with the more limited reporting obligations under Section 15(d) of the Exchange Act. Specifically, under Section 15(d), we will be required to file periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as long as our reporting obligations remain active. However, unlike a company registered under Section 12, we will not be subject to certain requirements of the Exchange Act, including the proxy solicitation rules under Section 14 of the Exchange Act, the insider reporting and short-swing profit rules under Section 16 of the Exchange Act and the corporate governance and disclosure requirements that may otherwise apply to companies with listed securities on a national securities exchange.

Additionally, our obligation to file reports under Section 15(d) may be automatically suspended for any fiscal year if, at the beginning of such year, we have fewer than 300 shareholders of record. If our reporting obligations are suspended, we may cease filing periodic reports, significantly reducing the amount of public information available about our company.

In light of our more limited reporting obligations, investors may have less information about our financial condition and business operations compared to companies that are registered under Section 12 of the Exchange Act, which could adversely impact investor confidence in us and the liquidity of subordinated voting shares.

No dividends on the subordinate voting shares have been paid by us to date, and we do not anticipate paying any dividends in the foreseeable future.

No dividends on the subordinate voting shares have been paid by us to date, and we currently intend to retain our future earnings, if any. Accordingly, investors in our securities should not expect to receive a dividend on their investment in the foreseeable future. As a result, capital appreciation, if any, of our subordinate voting shares will be investors’ sole source of potential gain for the foreseeable future.

We may be subject to securities litigation in the future.

The market price of our subordinate voting shares may be volatile. In the past, companies that have experienced volatility in the market price of their securities, particularly those whose securities are publicly traded in the U.S. where the risk of litigation is higher, have been subject to securities class action litigation. We may be the target of this type of litigation in the future, and our insurance coverage may not be sufficient or adequate to cover such claims. Any such litigation, regardless of its merit or outcome, could result in substantial costs, divert management’s attention and resources, and harm our reputation. In addition, an adverse outcome in any such litigation could result in significant monetary damages or injunctive relief against us, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. There can be no assurance that we will not be subject to securities litigation in the future or that any such litigation would not have a material adverse impact on us.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;
•

Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•

Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1,235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1,235 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our subordinate voting shares less attractive because we may rely on these exemptions. If some investors find our subordinate voting shares less attractive as a result, there may be a less active trading market for our subordinate voting shares and the share price may be more volatile.

Changes in U.S. tax law may adversely impact certain investors, us and the value of the Units, subordinate voting shares and warrants.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of the Units, subordinate voting shares and warrants.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Due to the size of our company, we have not yet developed robust policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We have implemented access controls with respect to our systems, which we monitor regularly. We currently rely on products and services provided by third-party suppliers to operate certain critical business systems, including cloud-based infrastructure, encryption and authentication technology, email, and other functions.

We rely on third-party providers and outsourced IT services to monitor and address cybersecurity-related risks, including installing software for threat protection and malware. Such third-party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate.

To date, we have not (to our knowledge) encountered cybersecurity challenges that have materially impaired our operations or financial standing. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats.

Governance

Our management team is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from third-party service providers. Management oversees our cybersecurity process on a day-to-day basis.

Our audit committee is tasked with general oversight of our risk management process, including risks from cybersecurity threats. Members of management provide periodic briefings to the audit committee regarding our cybersecurity risks and activities. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties

We have adopted the mining disclosure standards of S-K 1300. We subject to and required to disclose mineral resources and mineral reserves in accordance with S-K 1300. While the S-K 1300 rules are similar to NI 43-101, rules in Canada, they are not identical and therefore two reports have been produced for the Illinois Creek project. The disclosure in this report related to the Illinois Creek project is based on the S-K 1300 technical report summary entitled “S-K 1300 Technical Report Summary, Illinois Creek Project, Western Alaska, USA”, with an effective date of January 31, 2025 and a signature date of April 30, 2025, and prepared by Bruce Davis, Jack DiMarchi and Deepak Malhotra. Each of Bruce Davis, Jack DiMarchi and Deepak Malhotra is a qualified person within the meaning of S-K 1300 and NI 43-101 and is independent of us within the meaning of NI 43-101. The qualified persons are employed by Bruce Davis Consulting in the case of Bruce Davis, Core Geoscience LLC in the case of Jack DiMarchi, and DM Consulting in the case of Deepak Malhotra. None of the qualified persons or their employers is affiliated with us or any other entity that has an ownership, royalty or other interest in the Illinois Creek project.

Summary

We have interests in five properties in the Illinois Creek District. The Illinois Creek Property is the only property we consider material but we have several key mineral resource projects throughout Alaska. Mineral Resources at the Illinois Creek Property are located in two areas, Illinois Creek and Waterpump Creek. Illinois Creek Mineral Resources consist of Illinois Creek oxide gold-silver mineralization and leach heap pad material from the historical Illinois Creek mine. Mineral Resources at Waterpump Creek consist of near surface oxide lead-zinc-silver and deeper sulfide silver mineralization. See Figure 1.1 and Table 1-1 for our land holdings.

Figure 1.1: Land Holdings of Alaska Silver in the Illinois Creek Mining District

Table 1-1: Summary of Alaska Silver Lands

		Number
Owner	Property	of Claims	Type	Hectares	Acres
WAC&G	Illinois Creek	247	State Claims	15,993	39,520
	Round Top	88	State Claims	5,698	14,080
	Honker	24	State Claims	1,554	3,840
	Khotol Ridge	19	State Claims	1,230	3,040
	Paw Print	18	State Claims	1,165	2,880
Piek Inc.	Illinois Creek	40	State Claims	2,590	6,400
	Upland Lease	1	Upland Lease	4,506	11,135
Total		437		32,736	80,895

Illinois Creek Project, Western Alaska, USA

The Illinois Creek Property is located in the southern Kaiyuh Mountains just east of the Yukon River in western Alaska, approximately 490 km west of Fairbanks, 52 km southeast of the village of Kaltag, and 85 km south-southwest of the community of Galena. The Property is in rural Alaska with no current road access or nearby power infrastructure.

The Illinois Creek mining district is characterized by intrusion related hydrothermal systems including porphyry copper/molybdenum/silver deposits (PCDs) and surrounding poly-metallic silver/zinc/lead/copper/gold carbonate replacement deposits (CRDs) along with distal low sulfidation precious-metal veins related to the porphyries.

In 2019, WACG began evaluation of the historical Illinois Creek oxide mineralization and completed a detailed review of the historical drilling data that led to development of the Illinois Creek Mine. This review led to the publishing of an Illinois Creek mineral resource on October 1, 2019. In 2019, WACG drilled three exploration diamond drill holes for a total of 365.8 meters at the West Illinois Creek Mag Anomaly. In 2020, WACG conducted extensive drilling of the leach pad as part of the corporate strategy to redevelop the oxide mine. A total of 73 reverse circulation drill holes for a total of 646.2 meters were completed on the leach pad. This program enabled the calculation of an indicated and inferred resource for the leach pad and an updated Illinois Creek mineral resource on February 2, 2021. The Illinois Creek Mine mineralization is a deeply weathered, massive sulfide body oxidized to as much as 400 m below the existing surface which contains exploitable Au/Ag/Cu mineralization.

In 2021, WACG began to explore not just for extensions to the Illinois Creek oxide gossan mineralization but made its initial test of sulfide mineralization at Waterpump Creek that had been discovered by Anaconda Minerals Company (Anaconda) in 1983. Drilling in 2021 first targeted oxide gossan mineralization and then drilled down dip of a number of historical Anaconda drill holes that had encountered high-grade sulfide Carbonate Replacement Deposit (CRD) style mineralization. Results from WPC21-09 returned 11.5 m of 522 g/t Ag, 22.5% Zn, and 14.8% Pb. The impact of this high-grade hole caused us to pivot our exploration strategy to focus on the sulfide potential of the Property at Waterpump Creek. In 2021, a total of 17 diamond drill holes for a total of 1,604 meters were completed.

Since 2021, a major reinterpretation of the Property geology has been ongoing using 1) a better understanding of CRD morphologies; 2) a multi-element inductively coupled plasma (ICP) soil database, which was substantially expanded in 2021 and 2022; 3) a reinterpretation and inversions of historical geophysical surveys; 4) a 2022 controlled source audio- magnetotellurics (CSAMT) and a 2023 three-dimensional (3D) resistivity and induced polarization (3DIP) geophysical surveys, undertaken to domain resistivity and chargeability at depth; and 5) ongoing drilling and mapping.

Drilling in 2022 and 2023 at Waterpump Creek has outlined a CRD containing massive to semi-massive sulfide mineralization dominated by coarse-grained sphalerite, argentiferous galena, and pyrite in recrystallized ferroan dolomite. Drilling to date has outlined a sulfide body approximately 495 m in strike length by 25 m to 75 m in width, and with thicknesses varying from 5 m to over 100 m. In 2022, a total of 32 diamond drill holes for a total of 8,842.9 meters were completed. In 2023, a total of 14 diamond drill holes for a total of 5,118.5 meters were completed. The 2021, 2022 and 2023 drill assay results were used to compile and publish an initial inferred mineral resource for Waterpump Creek on April 2, 2024 of 74.9 million silver equivalent (Ag Eq) ounces at a grade of 980 g/t Ag Eq.

In 2024 exploration focused on two targets, the LH target south of Waterpump Creek and the Warm Springs target located 1.5 km southeast of the Illinois Creek Mine. The LH drilling (four holes totaling 1,347 m) intersected a few gossanous breccia intervals, but no significant sulfide manto mineralization. This drilling, along with extensive trench mapping, shows that the LH mineralization is more likely vertically oriented and higher in the CRD system than Waterpump Creek and the high grade manto target is deeper than originally anticipated. Seven of nine drill holes targeting Warms Spring target for a total of 2,883 meters intersected multiple pulses of mineralization including massive to semi-massive pyrite associated with gold, copper, and local silver mineralization, recrystalized ankerite associated with sphalerite (zinc) and galena (lead) mineralization, and extensive gossan (oxide). The mineralization is hosted within an intense silicification and brecciation zone that is an order of magnitude greater in size of Waterpump Creek, thus defining a large CRD hydrothermal system.

The 2025 drill program comprised 2,057 m of drilling in four holes at the Waterpump Creek South Target, with WPC-35 which cut 5.9 m (core length) grading 38 g/t (1.2 oz/st) Ag and 12.1% Zn, including 3.2 m grading 67 g/t (2.1 oz/st) Ag and 16.9% Zn. In addition, 906.5 m of drilling in nine shallow scout holes was completed at the newly discovered high-grade silver-lead zone, Silver Sage, located approximately 4.8 km south of Waterpump Creek. Among these holes, SS25-04 cut 4.4 m (core length) reporting 148 g/t (4.8 oz/st) Ag; 0.68% Pb and 0.24% Zn, including 1 m grading 349 g/t (11.2 oz/st) Ag, 2.2% Pb, and 0.20% Zn.

Other Non-Material Properties

We hold number of other properties that we have determined are not material to our business, including the following properties which total in the aggregate approximately 23,840 acres of mineral claims:

●	Honker Property, Western Alaska, USA. The Honker Property covers an area of approximately 3,840 acres and consists of 24 state mining claims.
●	Round Top Property, Western Alaska, USA. The Round Top Property covers an area of approximately 14,080 acres and consists of 88 State of Alaska mining claims.

●	Khotol Property, Western Alaska, USA. The Khotol Property covers an area of approximately 3,040 acres and consists of 19 state mining claims.
●	Paw Print Property, Western Alaska, USA. The Paw Print Property covers an area of approximately 2,880 acres and consists of 18 state mining claims.

We have a 100% interest in all of our mineral properties. Our mineral properties are all exploration-stage properties, with no production within the last three fiscal years, or during the current fiscal year.

Summary of Mineral Resources

The following tables show our estimates of Mineral Resources as defined in S-K 1300 for our Illinois Creek Project, which includes both Illinois Creek and Waterpump Creek deposits. We have not estimated Mineral Resources or Mineral Reserves on our other properties.

Table 1-2: Mineral Resource Estimate for Illinois Creek In Situ Mineral Resources – January 22, 2026

					Grade		Contained Metal
Au Price	Ag Price		NSR Cut-off	Tonnes	Au	Ag	Au	Ag
(US$/oz)	(US$/oz)	Class	(US$/t)	(Mt)	(g/t)	(g/t)	(oz)	(Moz)
3500	45	Indicated	24	9.0	0.92	29.72	260,000	8.33
3500	45	Inferred	24	10.9	0.84	30.11	290,000	10.44

Notes:

1.	The definitions for Mineral Resources in S-K 1300, which are consistent with CIM (2014) definitions, were followed for Mineral Resources.
2.	In Situ Mineral Resources are constrained within a pit shell developed using metal prices of US$3,500/oz Au and US$45/oz Ag, mining costs of US$4.00/t, processing costs of US$10.25/t, G&A cost of US$9.25/t, 92% metallurgical recovery Au, 65% metallurgical recovery Ag and an average pit slope of 45 degrees. The cut-off grade for resources considered amenable to open pit extraction methods is $24/t NSR.
3.	Metal prices are based on 2025 consensus pricing and comparable project comparisons.
4.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
5.	Mineral Resources in the Inferred category have a lower level of confidence than that applied to Indicated Mineral Resources, and, although there is sufficient evidence to imply geologic grade and continuity, these characteristics cannot be verified based on the current data. It is reasonably expected that the majority of Inferred Mineral Resources could be upgraded to Indicated Mineral Resources with continued exploration.
6.	Totals may not add due to rounding.

Table 1-3: Mineral Resource Estimate for Leach Pad Mineral Resources – January 22, 2026

	Tonnes	Average Grade		Contained Metal
Class	(000 t)	Au (g/t)	Ag (g/t)	Au (koz)	Ag (Moz)
Indicated	1,300	0.44	44.3	18.6	1.9
Inferred	152	0.37	42.6	1.8	0.2

Notes:

1.	The definitions for Mineral Resources in S-K 1300, which are consistent with CIM (2014) definitions, were followed for Mineral Resources.
2.	It is assumed that the entire volume of the material on the leach pad will be processed and therefore, no selectivity is possible, and the Mineral Resources are presented at a zero-cut-off grade.
3.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
4.	Mineral resources in the Inferred category have a lower level of confidence than that applied to Indicated mineral resources, and, although there is sufficient evidence to imply geologic grade and continuity, these characteristics cannot be verified based on the current data. It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with continued exploration.

5.	Totals may not add due to rounding.

Table 1-4: Mineral Resource Estimate for Combined Illinois Creek In Situ and Leach Pad Mineral Resources – January 22, 2026

	Tonnes	Average Grade		Contained Metal
Class	(Mt)	Au (g/t)	Ag (g/t)	Au (koz)	Ag (Moz)
Indicated	10.3	0.86	31.6	280	10.2
Inferred	11.1	0.83	30.3	292	10.6

Notes:

1.	The definitions for Mineral Resources in S-K 1300, which are consistent with CIM (2014) definitions, were followed for Mineral Resources.
2.	In-Situ Mineral resources are stated as contained within a pit shell developed using metal prices of US$3,500/oz Au and US$45/oz Ag, mining costs of US$4.00/t, processing costs of US$10.25/t, G&A cost of US$9.75/t, 92% metallurgical recovery Au, 65% metallurgical recovery Ag and an average pit slope of 45 degrees. The cut-off grade for resources considered amenable to open pit extraction methods is $24/t NSR. It is assumed that the entire volume of the material on the leach pad will be processed and therefore, no selectivity is possible, and the Leach Pad Mineral Resources are presented at a zero-cut-off grade.
3.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
4.	Mineral resources in the Inferred category have a lower level of confidence than that applied to Indicated mineral resources, and, although there is sufficient evidence to imply geologic grade and continuity, these characteristics cannot be verified based on the current data. It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with continued exploration.
5.	Totals may not add due to rounding.

The following table shows our estimates of Mineral Resources as defined in S-K 1300 for our Waterpump Creek project as of February 20, 2024. We have not estimated Mineral Resources or Mineral Reserves on our other properties.

Table 1-5: Summary In Situ Mineral Resource Estimate for Waterpump Creek - February 20, 2024

		Average Grade						Contained Metal
	Tonnes	AgEq	AgEq	Ag	Zn	Pb	ZnEq	AgEq	Ag	Zn	Pb	ZnEq
Class	(Mt)	(g/t)	(oz/st)	(g/t)	(%)	(%)	(%)	(Moz)	(Moz)	(Mlb)	(Mlb)	(Mlb)
Inferred	2.38	980	31.5	279	11.28	9.87	26.4	74.9	21.4	591.2	517.3	1,383

Notes:

1.	The definitions for Mineral Resources in S-K 1300, which are consistent with CIM (2014) definitions, were followed for Mineral Resources.
2.	Mineral Resources are stated based on estimated recoveries of 75% Ag, 70% Pb, and 84% Zn and metal pricing of US$24/oz Ag, US$1.30/lb Zn, and US$ 1.00/lb Pb. The formulas for AgEq and ZnEq based on the above metal prices are AgEq (g/t) = Ag (g/t) + 28.56 x Pb (%) + 37.12 x Zn (%) and ZnEq (%) = Zn (%) + Pb (%) x 0.7692 + Ag (g/t) x 0.0269. The cut-off grade for resources considered amenable to underground extraction methods is 200 g/t AgEq and includes recoveries in the calculations: AgEq(recovery) = Ag (g/t) x 75% + 28.56 x Pb (%) x 70% + 37.12 x Zn (%) x 84%.
3.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
4.	Mineral resources in the Inferred category have a lower level of confidence than that applied to Indicated mineral resources, and, although there is sufficient evidence to imply geologic grade and continuity, these characteristics cannot be verified based on the current data. It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with continued exploration.
5.	Totals may not add due to rounding.

The effective date of the Mineral Resource is February 20, 2024. The QP for the Mineral Resource is Bruce Davis, FAusIMM. The QP has confirmed that there have been no changes in the Mineral Resource estimates since February 20, 2024 at Waterpump Creek.

High-grade samples were restricted using an outlier strategy for Ag at 1100 ppm, Pb at 33% and Zn at 40% for zone 665 and Ag at 200, Pb at 10% and Zn at 12% for 45 m from the composite.

AgEqR reporting cut-off grade calculation is based on estimated recoveries from preliminary metallurgical test work of 75% Ag, 70% Pb, and 84% Zn and metal prices of US$24.00/oz Ag, US$1.00/lb Pb, and US$1.30/lb Zn and cost inputs suitable for underground extraction method. The AgEq and ZnEq grade calculations are based on the same metal prices and assume full metal recovery.

Material Properties

Illinois Creek Project

Project Description

The Illinois Creek Project is an exploration-stage project located in the southern Kaiyuh Mountains just east of the Yukon River in western Alaska, approximately 490 km west of Fairbanks, 52 km southeast of the village of Kaltag, and 85 km south-southwest of the community of Galena. The Property is geographically isolated with no current road access or nearby power infrastructure. The Illinois Creek Project contains two mineral deposits, the past producing Illinois Creek open pit oxide gold mine and the Waterpump Creek silver-zinc-lead sulphide deposit. Waterpump Creek will likely be an underground mining operation.

Location and Access

The Illinois Creek Project is located in the State of Alaska, approximately 490 km west of Fairbanks, 52 km southeast of the village of Kaltag, and 85 km south-southwest of the regional supply center of Galena (Figure 1.2). Geographic coordinates of the Illinois Creek Property are N64°2’ 7.31” latitude and W157° 54’ 55.92” longitude Universal Transverse Mercator (UTM) North American Datum (NAD) 83, Zone 4W coordinates 7101400N, 553000E. Primary access to the Illinois Creek Property is by air using either fixed-wing aircraft or helicopters.

The Illinois Creek Property is located in the southern Kaiyuh Mountains of west-central Alaska just east of the Yukon River (Figure 1.1). The Illinois Creek Property is in the Nulato A-4 and A-5 quadrangles, Kateel River Meridian T16S, R4E, sections 13, 14, 23 - 25, and 36; T16S, R5E, sections 10 - 36; T16S, R6E, sections 7, 18,19, 30 and 31; T17S, R4E, sections 1, 11 - 14, 23 - 26, 35 and 36; and T17S, R5E, sections 1 - 13, 15 - 24, and 26 - 35.

Figure 1.2

Ownership

We own and operate the Illinois Creek Project. We have executed surface use and access agreements and fee mineral leases with the State of Alaska, owner of both surface and mineral rights at the Illinois Creek Project.

On October 17, 2018, Piek Inc. (Piek) and WACG entered into a joint venture agreement to actively explore and develop the Illinois Creek Property owned 100% by Piek, an Alaska-based corporation. Under the terms of the agreement and amendments to the agreement, a JV Company was established whereby WACG could acquire a 100% ownership in the Illinois Creek Property through a series of milestones. On March 31, 2021, in anticipation of listing WACG on the TSX-V exchange, WACG completed the purchase of the Property from Joe Piekenbrock, the underlying 100% owner of Piek. Under terms of the purchase agreement, WACG exercised its option to purchase the remaining 50% interest in the Property for US$3.698 million via promissory note and 120 shares in WACG.

In October 2021, as a precursor to going public, the Illinois Creek JV was completed and terminated and WACG was vested with 100% interest in the Property by purchasing Piek. WACG then went public in November 2022 by completing a reverse takeover of WACG using a shell company 1246779 B.C. Ltd which subsequently was renamed Western Alaska Minerals Corp., which holds title to both the WACG claims and Piek Inc. claims within WACG.

Subsequent claim staking in 2021, 2022, and 2024 consolidated WAM’s land holdings (through Piek and WACG) in the district. The total land tenure package consists of 436 State of Alaska mining claims which include the following claim groups: Illinois Creek (287 claims and one Upland Mining Lease), Round Top (88 claims), Honker (24 claims), Khotol Ridge (19 claims), and Paw Print (18 claims). The claim holdings cover approximately 32,737 ha (80,895 acres).

In January 2024, Alaska Silver submitted an application to ADNR to convert 70 of the Illinois Creek claims (ICP01 to ICP70) staked and held under Piek Inc. to a single Upland Mining Lease to be held by Piek Inc. The Upland Mining Lease was approved in July 2024 and provides insulation from any challenges to the property on a claim-by-claim basis. The annual fees for the lease are $22,938.10 and the annual work requirement is $27,900. Expenditures in excess of this amount can be carried forward for four additional years. Because of the substantial amount spent in 2024, the lease currently has satisfied the labor requirements for 2025, 2026, 2027, and 2028.

A summary of WACG land holdings is shown in Fig 1.1 and Table 1-1.

On April 25, 2025, Western Alaska Minerals Corp. formally changed its name to Alaska Silver Corp. On January 20, 2026, WAC&G changed its name to Alaska Silver USA Corp.

Infrastructure

Road/Barge

In 1993, during operation of the Illinois Creek mine, the Alaska Industrial Development and Export Authority or “AIDEA” conducted an engineering study of the Yukon access route from a laydown area south of Kaltag to the mine titled the Illinois Creek Transportation Study. That study proposed a 47.5 km (29.5 mile) access road that connected to a port located on the river with a greater than 40 ft draft and serviceable by deep-water barges for five months of the year from either upstream at Nenana or downstream at Saint Mary’s/Emmonak deep-water port. The 1993 AIDEA Transportation Study outlined costs to build the access route, including laydown area, two 100-ft bridges, and a ferry at $12.2M.

Alaska Silver is designing an all-weather access route to connect the Illinois Creek Project to the Yukon River. A three year preliminary PEA level civil engineering plan and profile road design study with material sites was completed by RECON LLC, Steve Rowland, PE in March 2023. In addition, multiple years of baseline studies for wetlands, cultural resources and fish habitat studies have been completed. The company is in discussions with Alaska Dept of Land to determine the feasibility of selecting a Right of Way.

Power

During the mine operation, diesel fuel was transported by DC-6 or C-130 aircraft from Galena to the mine site (fuel was barged down the Yukon River from Nenana near Fairbanks and then staged in Galena). The 1993 AIDEA Transportation Study also looked at the impact of direct shipping to the Kaltag laydown site and outlined a >26% cost savings for fuel. Capital costs (1993) for proposed tankage at the laydown area were $650,000. Current exploration activities rely on the delivery of diesel, and 100 LL fuel to the Illinois Creek airstrip by various aircraft; DC-6s are most cost effective.

Geology and Mineralization

The Illinois Creek mining district is characterized by intrusion-related hydrothermal systems including porphyry copper/molybdenum/silver deposits (PCDs) and surrounding poly-metallic silver/zinc/lead/copper/gold carbonate replacement deposits (CRDs) along with distal low-sulfidation precious-metal veins related to the porphyries.

At the Illinois Creek Property, mineralization is characterized by the extensive development of Ag/Zn/Pb/Cu/Au carbonate replacement bodies deposited in the over-thickened continental margin carbonate assemblages. The property is divided into two distinct structural blocks herein dubbed the East Block and the West block, that are reinterpreted as thrust sheets. Both blocks show distinctive stratigraphic sequences, but both are overprinted by the same 110 - 114 Ma Illinois Creek mineralization event. That event is metallogenetically related to the relaxation at the end of the compressional event which resulted in the emplacement of the Khotol Mountain suite of intrusions.

Both primary sulfide mineralization and secondary gossan-hosted oxide mineralization are present on the property, and both are viable exploration targets.

Status of Exploration

In conjunction with the 2022 drill program, WAM commissioned a property-wide CSAMT (controlled-source audio-magnetotellurics) survey with Zonge International to better understand the overall structural architecture of the system. CSAMT is a deep-sounding resistivity technique that effectively defines areas of similar resistivity and highlights structures bounding those discrete resistivity domains. Profiles from the CSAMT have improved the understanding of the structural framework and stratigraphic sections permissive for CRD mineralization in both the East and West structural blocks.

A high resolution 3DIP survey was acquired by DIAS Geophysical (DIAS) covering the Waterpump Creek and Last Hurrah target areas during the 2023 summer field season. Over three million dipole combinations were generated using the DIAS common voltage reference technique to provide an extremely data rich survey for resolving both shallow and deep subsurface electrical properties over an area of approximately 11 km2. Inversion modeling with UBC DCIP3D and Loke Res3DInv reveals distinct structural, stratigraphic controls to CRD mineralization as well as outline the increasing alteration halo to the south from Waterpump Creek, through Last Hurrah and into the Illinois Creek area.

In the East Block, the mineralization-controlling NNE-trending Waterpump Creek fault is apparent over the entire 6 km strike length of the survey. With the success of 2022 drilling at Waterpump Creek in the East Block and the potential to greatly expand the mineralization footprint, WAM also commissioned a reinversion of the historical 2005 NovaGold Resources Inc. (NovaGold) pole-dipole IP survey using an updated 3D inversion algorithm. This survey covers 2 km of the Waterpump Creek fault south from the WPC21-09 discovery hole including the currently outlined extent of the mineralized body. The new 3D inversion shows a direct correlation between both resistivity and chargeability with the Waterpump Creek sulfide body. The data also shows the conductive anomaly extending over 1.4 km south of the current Waterpump drilling into the Last Hurrah target area. Extensions to the Waterpump Creek sulfide mineralization and the conductive anomaly was a focus of 2023 drilling.

In the West Block, the new CSAMT profiles have led to the recognition of a slightly oblique fault south of the Illinois Creek fault called the Warm Springs fault. Between the two faults, deep oxidation up to 400 m has formed the Illinois Creek gossan. The oxide resources described in this TRS occur in the gossan. The low-grade East Illinois Creek manto extends east and south of the Illinois Creek gossan. The East Illinois Creek manto appears to lie at or near the contact between the dolomitic quartzites and dolomites.

South of the Warm Springs fault, an extensive greenstone thrust plate caps the permissive stratigraphy and looks to provide an aquitard similar to that seen with the Waterpump Creek (WPC)-LH trend where the Kaiyuh pelitic schists cap the dolomites. Two exploration holes were drilled late in the 2022 season south of the Warm Springs fault along the eastern margin of the West Block. Though both holes were lost after cutting the uppermost 50 m of the dolomitic quartzites, the holes encountered major alteration as multiphase silicification and pyrite with anomalous Pb, Zn and Ag. This permissive stratigraphy occurs in a CRD target area of 4 km x 2 km defined by the CSAMT survey. The target lies to east and south of the Illinois Creek oxide resource pit. In addition to the geophysical support for the Warm Springs target, expanded soil sampling coverage shows a major coincident Cu, Au, Pb, and As anomaly covering a 1.5 km x 1.5 km area south of the Illinois Creek pit. The soil samples suggest that a porphyry target may be developing in this direction.

Potential analogs to the Illinois Creek style of mineralization include: Hermosa and Magma in Arizona, USA; Tintic and Bingham Canyon in Utah, USA; the Leadville and Gilman districts in Colorado, USA; and a series of deposits including Santa Eulalia, Cinco de Mayo, and Naica in Mexico. Notably, the Hermosa discovery in Arizona and subsequent acquisition by S32, a major Australian mining company, for $1,300,000,000 in 2018, has led to a resurgence in CRD exploration.

Equipment and Facilities

We own the Illinois Creek camp, which includes all buildings, kitchen/dining facility, offices, dormitory/ sleeping facilities, tents, core sheds, electrical generators, water supply and storage systems, radio and internet communication equipment. Camp personnel capacity is 45 persons. We own our exploration drilling equipment, which includes two new mechanized drill rigs and rod sloops purchased in 2023 - 2024 and three older drill rigs. We maintain extensive spare parts for our drilling equipment. We own and maintain a fleet of vehicles that include pickup trucks, side by side off road vehicles, fuel and water trucks and a dump truck. Heavy equipment includes a CAT D6 dozer, CAT 630 loader, CAT motor grader for road and runway maintenance, Hitachi excavator, John Deere dozer & excavator, snow machines and numerous miscellaneous minor equipment.

We utilize the State of Alaska owned 4,400 ft Illinois Creek airstrip for delivery of food, supplies and personnel. Fixed wing support is contracted to Wright Air Service and Everts Air Cargo. Lynden Air Cargo provide C-130 Hercules cargo aircraft with a 50,000 pound payload for drill rigs and other heavy equipment.

We do not lease any buildings or equipment.

History

Regional exploration in the Kaiyuh Hills began with the Anaconda Minerals Company/Cook Inlet Region, Inc., or “CIRI”, joint venture. CIRI is one of the 13 regional native corporations defined in the Alaskan Native Claims Settlement Act. The Anaconda/CIRI joint venture identified prospective mineral-endowed lands for CIRI to select under that federal legislation.

During the 1980s, exploration for minerals in western Alaska began with extensive soil sampling, mapping, and drilling. Soil sampling in the 1980s resulted in the finding of significant intervals of oxidized gossanous mineralization to depths approaching 350 m below surface where sampling was conducted. Soil sampling in 1981 outlined a 2,000 m by 50 m anomaly with very high values of lead, zinc, copper, silver, gold and arsenic with zinc zoned to the east and copper zoned to the west.

Ownership, control, and operation of the project areas has varied greatly since the 1980s.

Permitting and Licensing

Exploration Permits

WACG has renewed the authorization to explore at Illinois Creek under authority of the Alaska Department of Natural Resources (“ADNR”) Miscellaneous Land Use Permit #9831, also referred to as an “APMA” permit, which has an issue date of April 26, 2024, and will expire on December 31, 2028. The permit has reclamation stipulations and includes requirements for filing an annual work plan and an Annual Reclamation Report with ADNR, describing reclamation activities. WACG submitted a Plan of Operations approved on April 26, 2024 by the ADNR under the APMA application F20249831 that will allow for exploration activities on the Upland Mining Lease area for 2024 to 2028. Exploration of the remaining Illinois Creek claims outside of lease are authorized under the same Plan of Operations, though will require an annual Work Plan to be submitted. WACG submits annual Reclamation Reports to ADNR and a Notice of Intent to fulfill any carryover reclamation obligations into the next year. Certain aspects of camp operations, including management of solid wastes, are authorized under permit SWGPCAMP-28.

A list of likely required major mine permits is shown below:

Table 1.2: Mine Permits

Agency	Authorization
State of Alaska
ADNR	Plan of Operations Approval (including Reclamation Plan and Financial Assurance)
Upland Mining Lease
Mill Site Lease
Reclamation Financial Assurance
Certificate of Approval to Construct a Dam
Certificate of Approval to Operate a Dam
Water Use Authorization to Appropriate Water
ADF&G	Title 16 Permits for Fish Passage (authorize stream crossings, if required)
ADEC	APDES Water Discharge Permit (if required)
Alaska Multi-Sector General Permit (MSGP) for Stormwater Discharge Pollution Prevention Plan (requirement of MSGP)
Section 401 Water Quality Certification of the CWA Section 404 Permit (for CWA Section 404 permit)
Integrated Waste Management Permit
Air Quality Control - Construction Permit
Air Quality Control - Title V Operating Permit
Reclamation Financial Assurance (shared with ADNR)
Federal Government
EPA	Spill Prevention, Control, and Countermeasure (SPCC) Plan (fuel transport and storage)
USACE	CWA Section 404 Dredge and Fill Permit (if required)

Quality Assurance and Quality Control

We have maintained a consistent Quality Assistance and Quality Control (“QA/QC”) protocol for all drill cores sampling through the 2021 to 2025 field seasons. Our protocol calls for insertion of 11% QA/QC check samples by inserting a blank, a duplicate, and a standard into each set of 27 core samples.

During the 2021 field program, blank material consisting of sand that had previously been tested by SGS Canada, an independent lab with no ownership interest in our business, using the same analytical suite as the 2021 drill core to determine baseline values of the material. During the 2022 drill program, WACG acquired blank material from ALS Global (“ALS”), an independent lab with no ownership interest in our business, prep lab in Fairbanks, which also analyzed and certified the material. Commercially available marble chips were used in 2023 as blank material. One split was taken from each 50 pound bag (3 splits) and was analyzed separately to establish values for the blanks. During the 2024 drill program WACG acquired blank and standard samples from OREAS LTD, an independent lab with no ownership interest in our business, and samples were shipped to ALS Vancouver, BC and Reno, NV for preparation and analysis. In 2025, two new CRMs were added to the suite – OREAS 628 and OREAS 353b. OREAS 628 was used as a low-grade CRM and OREAS 153c was added for use in barren rock. In 2025, five CRMs were used for the Silver Sage zone – OREAS 620, 317, 628, 136, and 153c and four CRMs were used for the WPC South drilling – OREAS 628, 153c, 620, and 136

For the 2021 to 2025 drilling campaigns, WACG collected field duplicates of drill core. Each designated duplicate sample was collected by halving the primary sample interval such that the primary sample and duplicate sample were quarter core segments of the entire sample interval.

The QA/QC for the 2025 drilling is currently being completed.

Data Verification

WACG randomly selected the sample data from 15 drill holes including results from across the Illinois Creek area gold drilling programs. The number of samples represent over 4% of the data used in the estimate of mineral resources. A typical industry procedure is to compare approximately 5% of the assay sample results in the database to certificates. If the error rate is less than 1%, then no further action is taken. If the error rate exceeds 1%, a more extensive review is undertaken. The grades in these holes were compared to those contained in the certified assay certificates provided by the laboratories. In this suite of 818 individual samples, there were four errors found in the gold data and three errors in the silver data, an error rate of less than one percent. These results are similar to those achieved during previous database audits. The historical metallurgical studies were reviewed to understand why the historic heap leach process did not work efficiently. Those studies represented valuable background needed to develop a process that could efficiently handle both gold and copper metallurgy as the project progresses.

The sample data from an additional four drill holes from the leach pad area were randomly selected, and the assay results were compared to the values contained in the assay certificates. There were no errors identified.

The sample data from two drill holes from the Waterpump Creek (“WPC”) area were randomly selected, and the assay results in the database were compared to the values contained in the assay certificates. There were no errors identified.

Metallurgy

Initial metallurgical analysis of the Waterpump Creek sulfide mineralization is currently ongoing at ALS In Kamloops, BC. Preliminary results from this test work were used to estimate the recovery of Ag, Pb, and Zn for the silver equivalent (AgEq) calculation at Waterpump Creek.

Historical metallurgical work undertaken for the development of the Illinois Creek oxide Au/Ag deposit indicates that the highly oxidized rocks are amenable to a relatively low-cost leaching extraction of gold and silver using cyanide solutions. Additional work is now being undertaken by DM Consulting, LLC in Lakewood, CO to ascertain the amenability of the oxide resources to Merrill-Crowe and sulfidization, acidification, recycling and thickening (SART) processing to optimize Ag and Cu recoveries, respectively.

Mineral Resources

On March 20, 2019, WACG provided the updated drill hole sample data for the Illinois Creek deposit. Since that time, there has been no additional exploration in the area of the in-situ mineral resources.

The drill hole sample data comprised a series of ASCII files containing collar locations, down- hole survey results, geologic information, and assay results for a total of 583 drill holes representing 51,558 m of drilling. Of these, 505 drill holes, totaling 41,488 m of drilling, test the Illinois Creek deposit and contribute to the estimation of the in-situ mineral resources. The other 78 drill holes are exploratory in nature and test for extensions east of the Illinois Creek deposit or other satellite deposits on the Property.

The drilling data for the Illinois Creek deposit had initially been reported in the imperial system using a local “drill grid” coordinate system. All of this information was converted to metric units, and the coordinates were rotated to UTM grid coordinates (UTM NAD83 Zone 4W).

Of the 505 holes that test the Illinois Creek deposit, 145 are diamond drill (“DD”) holes and the other 360 holes are reverse circulation (RC) drill holes. Comparisons were made between the data produced from each type of drilling. DD holes tend to provide higher gold grades than RC drilling, but these differences are inconsistent and may only be local occurrences. Previous studies conducted by Mineral Resource Development Inc. (“MRDI”) suggest that the RC drilling may not effectively capture all of the gold in some areas. DD and RC results show local variations, but the results overall, seem to correspond quite well. There were no modifications made to the database based on the type of drill hole.

There is no recovery data included in the database. MRDI, as part of its March 2000 audit, reported that recoveries tend to be quite good in most cases, but some gold losses were observed in holes that encountered poor recoveries.

Drilling on the Illinois Creek deposit was conducted between 1981 and 2006 with the majority of holes completed during campaigns run from 1990 through 1995. Drill holes penetrate the south-southeast dipping Illinois Creek deposit over a strike length of more than 2,500 m and to depths that exceed 200 m below surface.

In the Illinois Creek sample database, a total of 16,936 individual samples, representing 25,611 m of drilling, were analyzed for gold and silver content. About 50% of these samples were also analyzed using a multi-element (whole-rock, 26-element) package. The results for copper, lead and zinc were selected for potential inclusion in this mineral resource evaluation. Further evaluation of the available data show that only about 30% of samples were tested for lead and zinc content, and based on these results, the distributions of lead and zinc data are considered insufficient to support estimates of mineral resources.

Tables presenting an estimate of the Illinois Creek deposit’s mineral resources as at January 22, 2026 are provided above under “Properties - Summary of Mineral Resources”. The Indicated and Inferred mineral resource estimates on Illinois Creek have been updated with new metal prices and costs since the previous S-K 1300 TRS dated April 30, 2025. The Waterpump Creek mineral resources remain the same as previously disclosed.

Mining and Recovery Methods

The Illinois Creek Project is an early exploration project and as such, there have been no recovery methods investigated.

Economic Analysis

The Illinois Creek Project is an early exploration project and as such, no economic analysis has been completed.

Exploration Areas

Since 2021, a major reinterpretation of the Illinois Creek property geology has been ongoing due to the discovery at WPC of sulfide mineralization at depths below previous levels of exploration.

In the East Block the mineralization-controlling north-northeast-trending WPC fault and the look alike Wades fault trend are apparent over the entire 6 km north-south strike length of the controlled source audio-magnetotellurics (“CSAMT”) survey. Immediate extensions to the WPC sulfide mineralization and the 1.4 km low resistivity anomaly was a focus in the 2023 drilling. The extension of WPC mineralization to the north along the WPC fault is still open for exploration and is a target for 2024 drilling. To the south, the WPC mineralization is offset against the E-W 4700N fault, but mineralization is believed to continue south into the LH zone. The primary focus of 2024 exploration drilling will be to explore down-dip of the anomalous soil geochemistry and LH gossan, towards the WPC fault which is shown in the 2023 3D IP low resistivity.

In the West Block, south of the Warm Springs fault, an extensive greenstone sill caps the permissive stratigraphy and looks to provide an aquitard not unlike that seen in the East Block where the pelitic schists provide an aquitard to trap mineralization. The mineralization permissive stratigraphic section below the greenstone sill identified by the CSAMT profiles outline an approximate 4x2 km CRD target area southeast of the Illinois Creek pit. This Warm Springs target zone will be another primary focus of 2024 exploration drilling.

A Cu, Au, Pb, As soil anomaly covering a 1.5 x 1.5 kms area extending south of the Illinois Creek pit suggests a developing porphyry target in that area.

In addition to the sulfide targets which are the current focus of exploration, additional oxide Au/Ag targets extend in and around the Illinois Creek mine pit.

Planned Work

The total estimated direct program costs are approximately US$11.0 million for Phase 1 and US$15.5 million for Phase 2, which includes site costs such as camp support, overhead and other indirect costs, excluding corporate general and administrative (G&A) costs.

Phase 1

●	Continued exploration and extension drilling of the WPC mineralization to expand the Mineral Resource to both the south and to the north along the Waterpump Creek structure.
●	Follow-up drilling of the Silver Sage target and other related soil anomalies and initial drilling of the numerous targets recognized in the 2024 US Geological Survey (USGS)/Alaska Division of Geological & Geophysical Surveys (ADGGS) geophysical program.
●	Continued environmental baseline monitoring studies to support environmental and permitting activities.

Phase 2

Phase 2 is contingent on positive drill results at either Waterpump Creek, Warm Springs, or elsewhere. A sufficient mineral inventory will need to be established before proceeding to in-fill drilling and an Initial Assessment.

●	In-fill drilling to convert the majority of current resource and portion of any exploration success in Phase 1 to indicated to support an Initial Assessment.
●	Oriented Geotech drilling.
●	PQ drilling to attain bulk samples and complete variability and Lock cycle flotation metallurgical test work to de-risk program.
●	Continued and Additional Environmental base line studies.
●	Initial Assessment

Internal controls disclosure

Historical pre-1999 assays and sample collection did not fully document quality assurance/quality control and (QA/QC) programs are lacking or poorly documented. The last documented and outlined procedures were outlined in 1999. MRDI, then a prominent mineral resource development consulting company, conducted an audit of drilling, sampling, and assay procedures in 1999. They concluded the assays from the various drill campaigns were sufficiently well controlled by QA/QC programs to support mineral resource estimation. They also compared drill results from the different drill campaigns and found results were consistent. Unfortunately, the database of results compiled by MRDI was lost. The current QP’s also compared historical drill results to those obtained by us. They also found those assay results were consistent with the historical assays where drilling intersections were in proximity. The QP’s concurred with the MRDI assessment that pre-1999 drill results are sufficiently controlled to support mineral resource estimation.

QA/QC programs by Western Alaska Copper & Gold for 2020-2024 were documented and observed per the disclosure under Quality Assurance and Quality Control under “Material Properties - Illinois Creek Project - Quality Assurance and Quality Control.”

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacities as such.

Item 4. Mine Safety Disclosures

There are no operating mines and therefore no mine safety disclosures.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our subordinate voting shares are listed for trading on the TSXV under the symbol “WAM.” Our subordinate voting shares are quoted on the OTCQX Market in the United States under the symbol “WAMFF.”

Holders

As of March16, 2026, there were 249 registered shareholders of subordinate voting shares and zero registered shareholders of proportionate voting shares.

Dividends

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our subordinate voting shares. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our business, financial condition, results of operations, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Transfer Agent and Registrar

The transfer agent and registrar for our subordinate voting shares is Odyssey Trust Company, 350-409 Granville St., Vancouver, British Columbia, V6C 1T2, Canada.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2025:

	Number of		Number of
	Securities	Weighted-	Securities
	to be Issued	Average	Remaining
	Upon	Exercise	Available for
	Exercise of	Price of	Future
	Outstanding	Outstanding	Issuance
	Options,	Options,	Under Equity
	Warrants and	Warrants	Compensation
Plan Category	Rights(1)	and Rights(2)	Plans(3)
Equity compensation plans approved by security holders	8,814,359	$0.95	3,595,035
Total
(1)	Consists of 401,142 restricted stock units, or “RSUs”, and 8,413,217 subordinate voting shares issuable upon exercise of stock options under the Long Term Incentive Plan.
(2)	This is the weighted average exercise price of the stock options. The RSUs have no exercise prices.

(3)	Consists of shares available for issuance under the Long Term Incentive Plan.

Recent Sales of Unregistered Securities

We completed the following sales or issuances of unregistered securities during the past three years ending December 31, 2025:

Private Placements

We granted to one shareholder a right of participation in future issuances, by private placement or public offering, of subordinate voting shares (or securities convertible into subordinate voting shares), other than certain excluded offerings. For so long as that shareholder holds not less than 3% of the issued and outstanding subordinate voting shares, we are required to offer to that shareholder the right to subscribe for securities on the same terms and conditions as such securities are being offered to third parties (subject to exceptions provided for in the underlying agreement), so that the shareholder may maintain its proportional ownership.

On May 4, 2023, we issued by private placement an aggregate of 2,982,049 units at a price of C$2.35 per unit for gross proceeds of approximately C$7 million and paid a cash commission of C$405,469 and issued 172,540 broker warrants. Each unit is comprised of one subordinate voting share and one-half of one subordinate voting share purchase warrant. Each warrant is exercisable to purchase one subordinate voting share at a price of C$3.15 for a term of three years. Each broker warrant was exercisable to purchase one unit at a price of C$2.35 for a term of two years. The proceeds from this financing were used for exploration activities and general working capital purposes. This offering was completed pursuant to Rule 506(b) of Regulation D and Regulation S under the Securities Act.

On September 1, 2023, we issued by private placement 756,382 units at a price of C$2.05 per unit for gross proceeds of approximately C$1.55 million and paid a cash commission of C$2,399 and issued 1,170 finder’s warrants. On September 14, 2023, we issued a second tranche of 66,171 units for gross proceeds of C$135,650.55. Each unit is comprised of one subordinate voting share and one-half of one subordinate voting share purchase warrant. Each warrant is exercisable to purchase one subordinate voting share at a price of C$3.15 for a term of three years. Each finder warrant is exercisable to purchase one subordinate voting share at a price of C$3.15 for a term of three years. The proceeds from this financing were used for exploration activities and general working capital purposes. This offering was completed pursuant to Rule 506(b) of Regulation D and Regulation S under the Securities Act.

On April 26, 2024, we issued, by way of shelf prospectus offering in Canada and private placement in the United States, an aggregate of 9,403,352 units at a price of C$0.65 per unit for gross proceeds of approximately C$6.1 million and paid a cash commission of C$366,731 and issued 564,200 broker warrants. Each unit is comprised of one subordinate voting share and one subordinate voting share purchase warrant. Each warrant is exercisable to purchase one subordinate voting share at a price of C$0.90 for a term of three years. Each broker warrant was exercisable to purchase one subordinate voting share at a price of C$0.65 for a term of three years. The proceeds from this financing were used for exploration activities and general working capital purposes. This offering was completed pursuant to Rule 506(b) of Regulation D and Regulation S under the Securities Act.

On May 8, 2024, we issued by private placement 3,812,981 units at a price of C$0.65 per unit in a first tranche, and on May 14, 2024, 200,000 units in a second tranche, for total gross proceeds of approximately C$2.6 million. In connection with the private placement, we paid a cash commission of $82,423 (C$113,200) and issued 92,923 finder’s warrants. Each unit is comprised of one subordinate voting share and one subordinate voting share purchase warrant. Each warrant is exercisable to purchase one subordinate voting share at a price of C$0.90 for a term of three years. Each finder warrant is exercisable to purchase one subordinate voting share at a price of C$0.90 for a term of three years. The proceeds from this financing were used for exploration activities and general working capital purposes. This offering was completed pursuant to Rule 506(b) of Regulation D and Regulation S under the Securities Act.

On March 21, 2025, we issued by private placement promissory notes in the aggregate principal amount of US$1,200,000. The notes mature after three years and bear interest at a rate of 10% per annum. The notes will be repayable by us after 12 months. We also issued an aggregate of 2,697,600 subordinate voting share purchase warrants, each exercisable to purchase one subordinate voting share at an exercise price of C$0.64 for a term of three years. The use of proceeds from this transaction was to advance planning for 2025 exploration and general corporate purposes. This offering was completed pursuant to Rule 506(b) of Regulation D under the Securities Act.

On October 3, 2025, we issued 21,229,000 units of the Company at a price of US$0.65 per unit for gross proceeds of approximately US$13.8 million. Each unit consist of one subordinate voting share and one subordinate voting share purchase warrant, where each warrant is exercisable for one subordinate voting share of the Company at US$0.97. In connection with the offering, we paid a cash commission of approximately US$1.0 million to a syndicate of underwriters and issued warrants to purchase up to 849,160 subordinate voting shares to the syndicate of underwriters.

Common Shares Issued Upon Exercise or Conversion of Outstanding Securities

During 2023, we issued 505,000 common shares upon the exercise of stock options, at a weighted average exercise price of $0.72 per share. The common shares were issued pursuant to Rule 701 under the Securities Act.

During 2024, we issued 490,000 common shares upon the exercise of stock options, at a weighted average exercise price of $0.66 per share. The common shares were issued pursuant to Rule 701 under the Securities Act.

During 2025, we have issued 1,032,000 common shares upon the exercise of stock options, at a weighted average exercise price of C$0.57 per share. The common shares were issued pursuant to Rule 701 under the Securities Act.

During 2024, we issued 163,181 common shares upon the exercise of warrants, at a weighted average exercise price of C$0.88 per share. When issued in accordance with the warrant indenture governing such warrants, the common shares were issued pursuant to Regulation S under the Securities Act.

During 2025, we have issued (i) 56,200 common shares upon the exercise of warrants, at an exercise price of C$0.64 per share, which were issued pursuant to Section 4(a)(2) the Securities Act; (ii) 403,824 common shares upon the exercise of warrants, at an average exercise price of C$0.90 per share, which were issued outside the United States pursuant to Regulation S under the Securities Act; and (iii) 724,500 common shares upon the exercise of warrants, at an exercise price of C$0.90 per share, which, when issued in accordance with the warrant indenture governing such warrants, were issued pursuant to Regulation S under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors.” We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the date of this Report.

Our Business

We were incorporated in the province of British Columbia on April 8, 2020 under the name 1246779 B.C. LTD. In November 2021, 1246779 B.C. LTD completed a business combination with Western Alaska Copper and Gold Company (“WACG”) and, on November 4, 2021 changed our name to Western Alaska Minerals Corp. On April 25, 2025, we changed our name to Alaska Silver Corp. We are a Canadian public company whose subordinate voting shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM” and on the OTCQX under the symbol “WAMFF”.

Our principal executive office is located at 1500-1111 West Hastings St, Vancouver, British Columbia, V6E 2J3 Canada.

We have no operating revenue and support our operations through the sale of equity in our company. The value of any of our mineral properties is dependent upon the existence or potential existence of economically recoverable mineral reserves.

All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, for current and past years, was accounted for under US GAAP.

Since 2010, we, operating through WACG and Alaska Silver, have been exploring and advancing interests in the Illinois Creek mining district that includes gold, silver, copper, gallium, and zinc exploration targets in western Alaska east of the Yukon River. On January 20, 2026 WACG formerly changed its name to Alaska Silver USA Corp.

Illinois Creek Project, Alaska: Claim Consolidation

On October 17, 2018, WACG and one of its shareholders, Joe Piekenbrock, entered into the Operating Agreement of Illinois Creek Joint Venture LLC (the “JV Operating Agreement”), which formed the Illinois Creek Joint Venture LLC. Pursuant to the JV Operating Agreement, WACG issued 346 WACG common shares valued at $692,000 to Mr. Piekenbrock. On March 31, 2021, the members of the Illinois Creek Joint Venture LLC, agreed to terminate and dissolve the Illinois Creek Joint Venture LLC, and dissolve it, as directed by the Action of Unanimous Written Consent of the members of the Illinois Creek Joint Venture LLC, effective as of March 31, 2021. On March 31, 2021, WACG and Mr. Piekenbrock entered into a Stock Purchase Agreement, whereby WACG acquired 100% of the issued and outstanding common shares of an Alaska private company, Piek Incorporated, in exchange for 120 WACG common shares (valued at $540,000) and $3,698,000 payable by the issuance of a promissory note to Mr. Piekenbrock. Piek is the sole owner of 40 state mineral claims, known as the Illinois Creek Project, located in the Mount McKinley mining district of Alaska. Seventy (70) other Piek claims totaling approximately 11,135 acres were converted to a State of Alaska Uplands Mine Lease in July, 2024. An additional 86 claims were staked by WACG in 2021, after the acquisition of Piek, and 115 new claims were staked by WACG in 2022. An additional 46 claims were staked by WACG in 2025.

The total land package is 32,737 hectares (80,717 acres) and includes: 287 Illinois Creek Claims, 19 Khotol Claims, 18 Paw Print Claims, 24 Honker Claims, 88 Round Top Claims, and 11,135 acres converted to Uplands Mining Lease.

Illinois Creek/Waterpump Creek Property, Alaska

Our most advanced stage asset is the Illinois Creek oxide gold-silver project, a past-producing run of mine (ROM) heap leach mine that operated between 1997 and 2002. The Illinois Creek in-situ resource was updated on January 22, 2026. The Indicated Mineral Resource Estimate is 9.0 Mt at 0.92 g/t gold and 29.72 g/t silver containing 260,000 ounces of gold and 8.3 million ounces of silver. The Inferred Mineral Resource Estimate is 10.9 Mt at 0.84 g/t gold and 30.1 g/t silver containing 290,000 ounces of gold and 10.4 million ounces of silver. The indicated and inferred mineral resources at Illinois Creek are based on an open-pit shell assuming metals prices of US $3,500/oz gold and US $45/oz silver. The mineralization within the Illinois Creek deposit is oxide material which is amenable to heap leach extraction and processing. The oxide mineralization remains open along strike and at depth.

The Illinois Creek project includes a modern, fully operational camp, numerous heavy equipment vehicles (dozer, excavators, CAT loader and miscellaneous transport vehicles), four company owned diamond drill rigs fuel storage tanks and 4,400-foot airstrip.

Our Waterpump Creek property is located within the Illinois Creek project. An exceptional high-grade silver-lead-zinc re-discovery was made in 2021, when we drill tested historically recognized sulfide carbonate replacement deposit (“CRD”) mineralization at depth. Drill hole WPC21-09 cut 10.5-meters (9.1 meters true thickness) of 522 g/t silver, 22.5% zinc and 14.4% lead of massive intergrown sphalerite and argentiferous galena down-dip of the historical drilling. This exceptional high-grade interval redirected the focus to targeting the overall CRD potential on the property. An initial resource estimate was released on February 22, 2024. The (2.4Mt) initial inferred resource includes 74.9Moz AgEq at a grade of 980 g/t AgEq of high-grade silver-zinc-lead + gallium. Zinc, silver and gallium are listed as US Critical Minerals.

Numerous other exploration prospects and targets exist within the Illinois Creek – Waterpump Creek CRD system, such as Warm Springs and the newly discovered Silver Sage zone. The district is underpinned by mineral resource estimates at both the Illinois Creek deposit and the Waterpump Creek deposit, but there are still many exploration opportunities and targets in the surrounding area.

Honker Property, Alaska

The Honker Property is a gold-silver (Au-Ag) low sulfidation vein system discovered in 1981 located approximately six miles north of the Illinois Creek Mine. It consists of 24 state mineral claims, owned 100% by WACG, located in the Mount McKinley recording district of Alaska. The Honker vein strikes up to 1,000m in length and varies from 1 to 7 meters in width. Numerous grab, channel, and bulk samples returned assays >34 g/t Au from the historic trenching and surface sampling. Numerous historic and more recent (2021) drill programs intercepted the Honker vein. Some highlights include: HK21-06 intercepted a 7.6-meter vein with numerous 1+ meter splays grading from 3 to 5 g/t Au. Drill hole HK-4 intercepted 1.6 meters of 8.68 g/t Au including 0.2 meters of 38.39 g/t Au. Honker could provide high-grade feed to a combined processing operation at Illinois Creek.

Round Top Property, Alaska

The Round Top Property, located 15.5 miles NE of the Illinois Creek project, is a large copper-molybdenum-silver (Cu-Mo-Ag) porphyry system that includes both high grade copper surface discoveries and drill intercepts to a depth of 800 meters. Cu-Mo-Ag mineralization is associated with Cretaceous (+/- 72 Ma) age intrusive rocks. The property consists of 88 state mineral claims, owned 100% by WACG, located in the Mount McKinley and Nulato recording districts of Alaska.

The TG and TG North prospects lie just to the northwest of the Round Top porphyry and are Ag-Pb-Zn CRD targets demonstrated by a 5km by 2 km Ag-Pb-Zn soil anomaly in similar permissive carbonate host rocks as Waterpump Creek and is proximal to a known intrusive source.

Khotol and Paw Print, Alaska

Khotol and Paw Print are the early exploration stage properties we staked in 2022. There are 19 claims for Khotol with 3 additional claims staked in 2024 and 18 claims for Paw Print. Khotol is located directly northwest of the Illinois Creek Property. Paw Print is located approximately 25 miles northeast of the Illinois Creek mine.

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

Other Corporate Matters

Subordinate Voting and Proportionate Voting Shares

In connection with a reverse takeover transaction in 2021, we created a dual share structure with subordinate voting shares and proportionate voting shares. The subordinate voting shares are listed for trading on the TSXV. The proportionate voting shares are, in effect, subordinate voting shares compressed at the ratio of 100:1 which have voting and economic rights on an as-converted basis. Each proportionate voting share is convertible into 100 subordinate voting shares. The proportionate voting shares are convertible to subordinate voting shares at the request of the shareholder. On March 9, 2026 the Company announced that it has converted all of its proportionate voting shares to subordinate voting shares and that it plans to change the name of the subordinate voting shares to common shares at its next annual general meeting.

Operations

During the year (ended December 31, 2025), our main focus was the exploration and the 2025 drilling season with planning and coordinating for site activities and human resources at our Waterpump Creek project and newly discovered Silver Sage zone, located within the Illinois Creek Project.

Competition in the mineral exploration industry is intense. We compete with other mining companies, many of which have greater financial resources and technical facilities for the acquisition and development of mineral concessions, claims, leases and other interests, as well as for the recruitment and retention of qualified employees and consultants. The mining business is subject to mineral price and investment climate cycles. The marketability of minerals is also affected by worldwide economic and demand cycles. In recent years, the significant demand for minerals in some countries has driven increased commodity process. It is difficult to assess if the current commodity prices are long-term trends, and there is uncertainty as to the recovery, or otherwise, of the world economy. If the global conditions weaken and commodity prices decline as a consequence, a continuing period of lower prices could significantly affect the economic potential of each of the Illinois Creek Project and the Other Properties. See “Risk Factors - Our business is strongly affected by the world market price of gold and silver and there can be no assurance we will be able to develop our properties.”

Mining is an extractive industry that impacts the environment. Our goal is to regularly evaluate ways to minimize such impact. We expect to meet or exceed environmental standards at each of the Properties (including the Illinois Creek Project) and to continue this approach through effective engagement with affected stakeholders, including local communities, government and regulatory agencies and indigenous groups.

We are currently active only in Alaska, which has established environmental standards and regulations that we strive to exceed. Our environmental performance is overseen at the board level and environmental performance is our responsibility. We recognize environmental management as a corporate priority and place a strong emphasis on preserving the environment for future generations, while also providing for safe, responsible and profitable operations by developing natural resources for the benefit of our employees, shareholders and communities.

The are no significant elements of the income or loss from continuing operations that do not arise from or are not necessarily representative of the ongoing business.

There have not been any unusual or infrequent events or transactions or significant economic changes that materially affected the amount of income or loss from continuing operations.

RESULTS OF OPERATIONS

Comparison of the Year ended December 31, 2025 and December 31, 2024

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Summary of components of Consolidated Statements of Operations and Comprehensive Loss	($)	($)
Operating expenses	(6,144,207)	(7,254,553)
Other items	(2,717,592)	(24,545)
Net loss	(8,861,799)	(7,279,098)
Unrealized foreign exchange on translation of foreign operations	10,659	(23,653)
Comprehensive loss	(8,851,140)	(7,302,751)

	December 31,	December 31,
	2025	2024
Summary of components of Consolidated Statements of Financial Position	($)	($)
Current assets	9,311,718	988,308
Long-term deposits	—	—
Equipment	1,116,998	1,558,765
Exploration & evaluation property interests	6,295,910	6,090,370
Total assets	16,724,626	8,637,443
Current liabilities	8,134,987	929,671
Long-term liabilities	2,407,045	2,462,024
Shareholders’ equity	6,182,594	5,245,748
Total Liabilities and equity	16,724,626	8,637,443

The loss for the year ended December 31, 2025, was $8,861,799 compared to $7,279,098 for the year ended December 31, 2024. The increase in the loss from 2024 to 2025 was primarily due to a loss on the recognition of derivative warrant liabilities offset by lower exploration expenses and management fees in 2025. The most significant operating expense for the year ended December 31, 2025 was our exploration expense incurred on our mineral properties. Exploration expenses include the costs of drilling, assaying as well as the maintenance of a summer camp for drillers and staff. Our other operating expenses include management fees, which is the compensation of executives, directors and management, including any stock-based compensation and also marketing expenses, which is the cost of promoting our business through conferences and promotional activities.

SUMMARY OF QUARTERLY RESULTS

The following is a summary of the Company’s most recent 8 quarterly result:

	Dec 31, 2025	Sep 30, 2025	June 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Expenses	$1,585,444	$2,496,510	$1,221,013	$841,240	$1,502,302	$2,844,014	$1,867,218	$1,041,019
Loss for the period	4,087,822	2,586,127	1,331,998	855,852	1,474,930	2,858,448	$1,873,047	1,072,673
Pre-RTO: Weighted Average number of subordinate voting shares outstanding	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Post-RTO: Weighted Average number of subordinate voting shares outstanding	64,763,198	42,618,524	42,287,602	42,189,920	41,989,920	41,981,678	37,326,420	28,120,406
Weighted Average number of proportional shares outstanding	224,801	224,801	224,801	224,801	224,801	224,801	224,801	224,801
Loss per share	(0.02)	(0.02)	(0.02)	(0.01)	(0.02)	(0.05)	(0.03)	(0.02)
Exploration and evaluation assets – additions	$189,442	$19,918	$75	$—	$7,532	$167,492	$—	$181

Exploration Expenses

We commenced exploration at Illinois Creek in Q3 with drilling commencing on July 25, 2025 and concluding on September 28, 2025. A total of 2,964 meters were drilled across 13 exploration drill holes. Four drill holes consisting of 2,057 meters were drilled at the Waterpump Creek South target (WPC25-35 cut 5.9m (core length) grading 38 g/t (1.2 oz/T) Ag and 12.1% Zn, including 3.2m grading 67 g/t (2.1 oz/T) Ag and 16.9% Zn) and nine drill holes consisting of 907 meters were drilled at a new discovery zone, Silver Sage. Among these holes, SS25-04 cut 4.4m (core length) reporting 148 g/t (4.8 oz/T) Ag; 0.68% Pb and 0.24% Zn, including 1 m grading 349g/t (11.2 oz/T) Ag 2.2% Pb and 0.20% Zn. The Silver Sage zone represents a significant exploration breakthrough, located 4.8km south of the Waterpump Creek resource. The discovery has been confirmed through surface trenching, pit sampling, and initial drilling. Early work confirms Silver Sage as a promising mineralized system with near-surface samples running 1,235 g/t silver (“Ag”) with 65% lead (“Pb”); and 1,135 g/t Ag with 73% Pb.

In addition, field mapping and geochemical sampling were conducted across the district, targeting new areas of CRD potential identified from the 2024 SkyTEM geophysical survey flown by the US Geological Survey and Alaska Depart of Geological & Geophysical Survey. We also staked 46 new State of Alaska mining claims to expand our claim block.

We incurred fewer exploration expenditures in the year ended December 31, 2025 compared to the prior year as less meters were drilled. In 2024 there were 4,230 meters drilled and in 2025 there were 2,964 meters drilled. With fewer meters drilled, the drilling costs were reduced along with the assaying charges as well as camp costs related to the drill campaign.

General and Administrative Expenses

The significant general and administrative expenses incurred for the year ended December 31, 2025 were management fees, marketing expenses, consulting fees and professional fees. Management fees decreased from $1,561,326 in 2024 to $1,347,419 as our stock-based compensation issued to directors, executives and management decreased in 2025, whilst cash compensation remained relatively consistent. Marketing expenses decreased from $652,608 in 2024 to $315,308 as efforts to promote ourselves and our mineral properties through investor, industry conferences and on-line marketing initiatives decreased in 2025. Consulting fees increased from $306,835 in 2024 to $421,243 as we focused on the technical studies related to the exploitation of minerals at our mineral properties. Professional fees increased from $259,140 in 2024 to $388,918 in 2025 as we registered our securities in the United States.

Transaction with Related Parties

The Company’s related parties include its subsidiaries, key management personnel, and companies related by way of directors or shareholders in common. Transactions with related parties for goods and services are made on normal commercial terms.

During the year ended December 31, 2025, the Company incurred salaries and management fees related to directors and key management of $1,067,078 (2024 - $850,469).

During the year ended December 31, 2025, the Company incurred share-based compensation related to directors and key management of $252,915 (2024 - $926,373).

LIQUITY AND CAPITAL RESOURCES

Liquidity risk is the risk that we will encounter difficulty in satisfying financial obligations as they become due. We manage our liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. Our objective in managing liquidity risk is to maintain sufficient readily available reserves to meet its liquidity requirements.

Sources of Liquidity

We do not have operating revenue to finance our existing obligations and therefore must continue to rely on external financing to generate capital to maintain our capacity to meet working capital requirements. We have relied on debt and equity raises to finance our operating activities since incorporation. We intend to continue to rely on the issuance shares and to a lesser extent debt to finance our operations. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to us. We do not have any material sources of unused sources of liquid assets. All liquid assets are available for use to finance Company operations.

The following table presents our cash, cash equivalents and restricted cash and working capital as of December 31, 2025 and 2024.

	Balances at December 31,	Balances at December 31,
	2025 (in thousands)	2024 (in thousands)
Cash, cash equivalents and restricted cash	$9,054	$850
Total current assets	$9,312	$988
Less: total current liabilities (1)	8,135	930
Working capital	$1,177	$58
(1)	The total current liabilities include non-cash liabilities related to derivative liability of $6.358 million (2024 $Nil). If non-cash liabilities are excluded our working capital would be $7.535 million (2024 $0.06 million)

Debt Transactions

On March 21, 2025, we completed an unsecured loan transaction with certain lenders (the “Lenders”), pursuant to which we issued promissory notes in the aggregate principal amount of $1,200,000 (the “Loan”). The Loan will mature after 36 months and bear interest at rate of 10% per annum. The Loan will be payable by us after 12 months. In addition, we have also issued to the Lenders an aggregate of 2,697,600 bonus warrants. Each bonus warrant entitles the holder to purchase one of our subordinate voting share at an exercise price of C$0.64 for a period of 36 months from the date of issuance. Of the $1,200,000, $175,000 was loaned to the Company by certain executive officers and directors, who also received an aggregate of 393,400 warrants. Subsequent to December 31, 2025, the $1,200,000 loan with $120,000 interest was repaid to the Lenders.

In 2021, WACG entered into the Piek Acquisition Agreement to acquire all of the issued and outstanding shares of common stock of Piek for a total purchase price of $3,698,000, which WACG satisfied by the issuance the Piek Promissory Note. Since 2021, the Piek Promissory Note has been amended eight times and both parties have been previously amenable to make amendments in the best interests of our company. As at December 31, 2025, we owed $1,484,593 to the holder of the Piek Promissory Note. Under the terms of the Piek Promissory Note, as amended, 6% of all equity financings are due and payable upon closing of an equity financing to the holder. The remaining balance and all accrued interest is due on July 1, 2027.

Equity Transactions

On October 3, 2025, we completed a brokered initial US public offering, aggregate of 21,229,000 units for gross proceeds of $13.799 million, and paid cash commissions of $1.035 million and issued 849,160 compensation warrants.

On May 14, 2024, we completed a non-brokered private placement, aggregate of 4,012,981 units for gross proceeds of C$2.608 million, and paid cash commission of C$113,200 and issued 92,923 compensation warrants.

On April 26, 2024, we completed a brokered shelf prospectus offering, aggregate of 9,403,352 units for gross proceeds of C$6.112 million, and paid cash commission of C$366,731 and issued 564,200 compensation warrants.

Cash flows

The following table presents a summary of our cash flows for the years ended December 31, 2025 and 2024:

	For the Years Ended,
(in thousands)	December 31, 2025	December 31, 2024
Net cash (used in) provided by:
Operating activities	$(4,608,498)	$(5,780,968)
Investing activities	(209,435)	(176,109)
Financing activities	13,023,971	5,638,741
Effect of exchange rates changes on cash and cash equivalents	(1,407)	(23,653)
Increase (Decrease) in cash, cash equivalents, and restricted cash equivalents	$8,204,631	$(341,989)

For the financial year ended December 31, 2025, we had negative operating cash flow of $4,608,498. We have no source of operating cash flow and there can be no assurance that we will ever achieve profitability. Accordingly, we are dependent on third party financing to continue exploration activities on its properties, maintain capacity and satisfy contractual obligations. The amount and timing of expenditures will depend on a number of factors, including in material part the progress of ongoing exploration, the results of consultants’ analyses and recommendations, the entering into of any strategic partnerships and the acquisition of additional property interests. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our properties or require us to sell one or more of its properties.

Contractual Obligations and Off-Balance Sheet Financing

On March 21, 2025 we obtained a loan of $1,200,000 from a small group of existing shareholders to sustain general and administrative costs until we are able to complete an equity financing. The Loan has a term of three years and matures on March 21, 2028. However, we are permitted to repay the Loan after one year, and we are currently planning to repay the Loan with interest ($1,320,000) on March 21, 2026. Related to the loan, we issued to the Lenders an aggregate of 2,697,600 bonus warrants (the “Warrants”). Each Warrant entitles the holder to purchase one subordinate voting share at an exercise price of C$0.64 for a period of 36 months from the date of issuance. Subsequent to December 31, 2025, the Company repaid the loan of $1,200,000 with $120,000 interest.

As of December 31, 2025, we owed $1,484,593 to the holder of the Piek Promissory Note. Under the terms of the Piek Promissory Note, as amended, 6% of all equity financings are due and payable upon closing of an equity financing to the holder. The remaining balance and all accrued interest is due on July 1, 2027.

Working Capital

As of December 31, 2025, we had working capital of $1,176,731 (December 31, 2024 - $58,637).

Cash

As of December 31, 2025, we had cash of $9,054,203 (December 31, 2024 - $849,572).

Cash Used in Operating Activities

Cash used in operating activities during the year ended December 31, 2025, was $4,608,498. Cash was mostly spent on exploration expenses, management fees, marketing fees, professional fees and consulting fees.

Cash Used in Investing Activities

During the year ended December 31, 2025, we spent $209,435 on mineral property claim maintenance costs paid to the State of Alaska.

Financing Activities

During the year ended December 31, 2025, we received net proceeds of $13,023,971 from a US public offering, exercises of stock options and share purchase warrants and repayment of promissory notes compared to net proceeds of $5,638,741 from private placements and exercises of stock options during the year ended December 31, 2024.

On October 3, 2025, we completed a brokered US public offering, aggregate of 21,229,000 units for gross proceeds of $13.799 million, and paid cash commissions of $1.035 million and issued 849,160 compensation warrants.

On May 14, 2024, we completed a non-brokered private placement, aggregate of 4,012,981 units for gross proceeds of C$2.608 million, and paid cash commission of C$113,200 and issued 174,154 compensation warrants.

On April 26, 2024, we completed a brokered shelf prospectus offering, aggregate of 9,403,352 units for gross proceeds of C$6.112 million, and paid cash commission of C$366,731 and issued 564,200 compensation warrants.

Other Liabilities

As of December 31, 2025, we owed $1,342,972 (2024 - $722,989) to three related parties, Christopher “Kit” Marrs, Joan Marrs and Joe Piekenbrock. The liability relates to deferred salaries and reimbursable expenses over the past two years. A further $80,148 (2024 - $nil) is owed to two related parties, Darren Morgans and Patrick Donnelly for compensation accrued in 2025 and subsequently paid.

Capital Resources

We have relied mostly on equity financings since our inception to meet our capital resource needs. On two occasions, we have issued debt in circumstances where equity financing was not available and/or would have been too dilutive. We intend to continue to meet our capital resources needs through equity financings as and when needed.

We do not have any material commitments to make capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our business, financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Activities

We do not incur significant R&D costs. Our major operating costs are costs associated with our exploration activities.

Share Information

The following table summarizes the fully diluted number of subordinate voting shares outstanding as of December 31, 2025:

		Fully diluted subordinate
	Undiluted	voting shares
Subordinate voting shares	65,663,486	65,663,486
Proportionate voting shares	224,801	22,480,100
Total Subordinate voting shares		88,143,586
Options	4,765,500	4,765,500
Restricted share units	401,142	401,142
Warrants	39,404,982	39,404,982
Fully Diluted Subordinate voting shares		132,715,210

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

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue its operation as a going concern for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. At December 31, 2025, we had not achieved profitable operations and had an accumulated deficit of $49,365,286.

We have no source of revenue, income or cash flow. We are wholly dependent upon raising monies through the sale of our subordinate voting shares to finance our business operations. There can be no assurances that this capital will be available in amounts or on terms acceptable to us, or at all.

Market Risks

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, foreign exchange rates, and commodity and equity prices. These fluctuations may be significant.

Interest Rate Risk - We are exposed to interest rate risk to the extent that its cash balances bear variable rates of interest. The interest rate risks on cash and on our obligations are not considered significant.

Foreign Currency Risk - We have identified our functional currency as the US dollar. Business is transacted in Canadian dollars and US dollars. We maintain US dollar bank accounts in Canada and the United States to support the cash needs of our operations.

Commodity Price Risk - While the value of our mineral properties is related to the price of gold and silver and the outlook for these minerals, we do not currently have any operating mines and therefore does not have any hedging or other commodity-based risks with respect to its operating activities.

Historically, the price of gold and silver has fluctuated significantly and is affected by numerous factors outside of our control, including, but not limited to, industrial and retail demand, central bank lending, forward sales by producers and speculators, levels of worldwide production, short-term changes in supply and demand because of speculative hedging activities, and certain other factors related specifically to gold and silver.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See the financial statements included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of December 31, 2025:

Name	Age	Position(s)
Executive Officers:
Christopher “Kit” Marrs	73	Chief Executive Officer, President, and Director
Joe Piekenbrock	70	Chief Exploration Officer
Darren Morgans	51	Chief Financial Officer
Non-Employee Directors
Nate Brewer	73	Director
Susan Mitchell	77	Director
Kevin Nishi	61	Director
David Smallhouse	69	Director

The following is a biographical summary of the experience of our executive officers, other senior management and directors. There are no family relationships among any of our executive officers, other senior management or directors.

Executive Officers

Christopher (Kit) Marrs, CEO and Director, 73

Mr. Marrs has served as our President, CEO and Director since November 2021. Prior to November 2021, Mr. Marrs was the President, CEO and Director of Western Alaska Copper & Gold, the predecessor company to Alaska Silver and currently a 100% owned subsidiary of Alaska Silver, since its inception in 2010. Mr. Marrs has more than 40 years’ experience as an Economic Geologist.

Mr. Marrs was a project geologist for Anaconda, based in Anchorage, Alaska. He managed the Illinois Creek and Round Top Projects in the 1980s, along with a number of other projects throughout Alaska, and participated in the discovery of the Greens Creek deposit in southeast Alaska while working for WGM Consultants. Mr. Marrs was also previously a consulting geologist for Noranda Mining and LAC Minerals in Sonora, Mexico. Mr. Marrs has a B.S. in Geology and a M.S. in Economic and Structural Geology from the University of Arizona and is a member of the Society of Economic Geologists, the Alaska Miners Association, and the Arizona Geological Society. Mr. Marrs currently serves on the University of Arizona Geoscience Department Advisory Board, having previously served between 2005 and 2021.

Joe Piekenbrock, Chief Exploration Officer, 70

Mr. Piekenbrock has served as our Chief Exploration Officer since November 2021. Mr. Piekenbrock brings over 45 years of experience to the mining exploration and development industry where he has managed all aspects of exploration from grassroots discovery through feasibility.

From 2014 to 2021, he managed his privately owned exploration assets held in Piek Exploration LLC and provided consulting services and advisory expertise for a variety of Canadian TSX-listed companies including Western Alaska Copper and Gold (now Alaska Silver), Sitka Gold (TSX), and Cappex Minerals (now Highlander Silver). During that period, he also served on the Board of Directors for several TSX-listed exploration companies including Solidusgold (now Valhalla Metals) and Tintina Resources (now Sandfire America). From 2011 to 2014 he served as Senior Vice President of Exploration for NovaCopper (now Trilogy Metals). From 2003 to 2011, he served as Vice President, Exploration, for NovaGold Resources. He developed extensive experience throughout Latin America while working for Placer Dome and was one of the founding members of Brett Resources. Earlier in his career, he was a member of the Cominco Alaska exploration team responsible for the discovery of the Whistler Cu deposit, and the Pebble Cu/Au deposit. After joining the Nova group of companies in 2003, he led a series of discoveries including the Donlin Creek Au deposit, the Bornite Cu and the Galore Creek Cu/Au porphyry deposit in Alaska and British Columbia. He was awarded the Thayer Lindsley medal for International Discovery in 2009 for his role in the discovery of the Donlin Creek deposit and the Colin Spence award for International Discovery in 2015 for his contributions to the discovery of South Reef deposit at Bornite. Mr. Piekenbrock holds a Bachelor of Arts degree in geology from the University of Colorado and a Master of Science degree in economic geology from the University of Arizona.

Darren Morgans, Chief Financial Officer, 51

Mr. Morgans was appointed as our CFO in June 2024, and he is also currently CFO of Cosa Resources Corp, a uranium explorer in the Athabasca Basin in Canada, where he was appointed in February 2023. Mr. Morgans, a Canadian CPA, has been a practicing finance professional since 1995 and has worked with Canadian and Australian publicly listed resource companies for over 30 years.

Previously, Mr. Morgans was a fractional CFO for Velocity Minerals (December 2019 to April 2024) and Volta Metals (January 2023 to September 2023), both Canadian listed junior explorers. Earlier in his career, Mr. Morgans was the CFO of Perpetua Resources Corp (April 2011 to March 2021) (formerly Midas Gold Corp.). Mr. Morgans joined Perpetua when it was a private company and assisted it through its initial public offering in 2011 on the Toronto Stock Exchange and subsequent capital raises of more than C$200 million in equity, convertible debt, and royalty financings, with the focus of advancing the Stibnite Gold Project from a small resource to a Feasibility Study with almost 5 million ounces in reserves. Prior to joining Perpetua in 2011, he was the Controller and Secretary for Terrane Metals Corp. prior to its acquisition by Thompson Creek Metals. He has also worked for Placer Dome Inc. and Mount Isa Mines. Mr. Morgans began his career with PwC after obtaining a Bachelor of Commerce from the University of Queensland.

Non-Employee Directors

Nathan Brewer, Director, 73

Mr. Brewer has more than 45 years’ experience as an exploration geologist. Since January 2019, he has been self-employed as a consulting economic geologist and has advised three clients on their gold and gold-copper exploration projects. These are Gold Fields Australia Pty. Ltd, and Newcrest Resources Inc, both major mining companies with global exploration interests; and Andex Minerals, a private Canadian company with a gold-copper project in Chile. He has been a Director of Western Alaska Minerals (now Alaska Silver) since we went public in November 2021. Prior to that, Mr. Brewer served as a Director of Western Alaska Copper & Gold starting in 2019. He also served as a Director for Highlander Silver Corp., a Canadian public company, from August 2021 until February 2023. Prior to his retirement from Gold Fields Ltd. in December 2018, Mr., Brewer was Senior Vice President, Global Greenfields Exploration. During his career he led two South American projects from grass roots discovery through resource delineation, PEA, and Pre-Feasibility and Feasibility stages. One of these projects - Salares Norte commenced production in Q1 2024. He also played a role in the acquisition of the Cerro Corona copper-gold project in Peru and the Veladero gold-silver project in Argentina. Both of these projects have since become profitable mines. In addition to his international experience, he worked for Anaconda Minerals in Alaska in the early 1980’s where he was the Project Manager of the Illinois Creek Project from 1982 through 1985 and played a key role in the discovery of the Waterpump Creek deposit. Mr. Brewer holds a BA in Geology from UC Santa Barbara and is a Certified Professional Geologist and Qualified Person as a member of the American Institute of Professional Geologists. He is also a member of the Society of Economic Geologists and was the President of the Denver Regional Exploration Geologists Society from 2019 to 2021.

David Smallhouse, Director, 69

Mr. Smallhouse is a fifth generation Tucsonan, graduated from the University of California at Davis with a Bachelor of Science Degree in Agricultural Economics and holds a Master of Science Degree in Agricultural Economics from the University of Arizona. Since 2002 Mr. Smallhouse has been the Managing Partner of Miramar Ventures, LLC, a firm involved in mining, agribusiness, real estate, private equity and venture capital investments. Miramar Ventures is also an active investor in angel and early-stage ventures. In 2015 Mr. Smallhouse was appointed a board member of Dependable Health Services and its three  subsidiaries. Kevin Nishi, Director, 61

Mr. Nishi is a Chartered Professional Accountant and holds a Bachelor of Business Administration degree from Simon Fraser University. He has held several director positions with exploration stage mining companies. Mr. Nishi was an audit partner with Smythe LLP for 28 years working with several public companies listed on the TSX and TSX Venture exchanges in Canada and in the United States before retiring in December 2023. In the past five years, Mr. Nishi is also an independent director of Outcrop Silver & Gold Corporation, a TSX listed company (from February 2015 to current), and was an independent director of Providence Gold Mines Inc a TSXV listed company (January 2021 - March 2023), both companies being in the resource exploration industry. He also completed a 12-year term as an independent director and 10-year term as the treasurer of the Eagle Ridge Hospital Foundation in Port Moody, Canada in June 2023. Mr. Nishi has served as one of our directors since May 10, 2021.

Susan Mitchell, Director, 77

Ms. Mitchell brings over 40 years of capital markets experience to Alaska Silver, starting her career with Canadian Imperial Bank of Commerce in Toronto in the Corporate Finance and Treasury divisions, participating in raising over C$1 billion in primary capital. She was also Director of Treasury of Cyprus AMAX Minerals and a Managing Director of Metals & Mining, Global Structured finance for Westdeutsche Landesbannk (WESTLB) in New York, NY, and a Director of Risk Solutions with Standard & Poor’s in New York. For the last five years Ms. Mitchell’s principial occupation has been president of her own consulting firm, S. Mitchell & Associates LLC which provides investment banking services and corporate finance advice. Ms. Mitchell formed S, Mitchell & Associates LLC in 2024. Ms. Mitchell is Managing Director, Pickwick Capital Partners doing global investment banking in the metals and mining industry. Ms. Mitchell obtained her International Board Director Competency Designation in 2023. Ms. Mitchell has served as one of our directors since November 1, 2023. Ms. Mitchell was a director of Talisker Resources Ltd from March 2020 to June 2021.

Significant Employees

Principal Geologist; Sage Langston-Stewart

Ms. Langston-Stewart holds both a Master’s (2022) and a Bachelor’s (2020) degree in Geology and Geological Engineering from the Colorado School of Mines. While at Mines, Sage also worked as a laboratory technician in the thin section and SEM laboratories from 2019 to 2020. She worked on numerous other projects including working with the Center for Advanced Subsurface Earth Resource Models on the Hyperspectral Data Project, Tailings to Glass Project, and Mineralogy Across Scales Case Studies while at Mines. Sage worked at the Caribou-Cross Mine in Nederland, Colorado from January 2021 until May of 2022, where she completed her master’s thesis, conducted core logging, underground mapping, and geological modeling at the alkaline Au-Ag intermediate sulfidation magmatic-hydrothermal vein system. Sage developed a conceptual model for the Caribou-Cross deposits including alteration and metal zoning and improved understanding of ore zonation, related alteration assemblages, mineralogy, and spatial distribution of precious metals using optical petrography, micro-X-ray fluorescence, cathodoluminescence microscopy, fluid inclusion petrography and micro-thermometry, FE-SEM-BSE and -EDS, and SEM based automated mineralogy. Sage started with Alaska Silver in the summer of 2020 as an exploration geologist working on the RC drill rig and collecting soil samples on the Illinois Creek Property. Since then, Sage has been critical in the drill targeting and development of the WPC Resource and exploration drilling. She started full time with Alaska Silver in the fall of 2022. Sage now serves as the Principal Geologist, where she leads drill hole targeting, geologic interpretation, geologic modeling, and leads the geologic team. Additionally, Sage manages the core processing facilities, is involved with overall project management, and plays a key role in advancing the geological understanding of the Illinois Creek - Waterpump Creek CRD system.

Executive Vice President; Patrick Donnelly

Mr. Donnelly possesses extensive experience in mineral exploration, capital markets, corporate development, and investor relations. His career began nearly three decades ago as a project geologist, exploring for precious and base metals as well as diamonds in western and northern Canada. Following this, he transitioned to a role as a mining analyst with a Canadian securities firm. Most recently Mr. Donnelly was the Vice President of Capital Markets for Tudor Gold Corp. Mr. Donnelly has considerable experience working in Alaska due to his time as Vice President of Corporate Communications and Development for Trilogy Metals Inc., where he played a key role in advancing the Upper Kobuk Mineral Projects in Alaska, USA, alongside its partners. During his six years at Trilogy Metals, Mr. Donnelly developed a key understanding of the permitting and political landscape of the state. Mr. Donnelly also held the position of President at First Mining Gold Corporation for over three years. At First Mining, where he was also a co-founder, he spearheaded the company’s initial public offering and listing on the Toronto Stock Exchange. Noteworthy achievements during his tenure at First Mining include the successful negotiation and completion of eight significant transactions. Mr. Donnelly holds a Master of Business Administration from the University of Toronto and a Bachelor of Science in Geological Sciences from the University of British Columbia. Mr. Donnelly is registered as a Professional Geoscientist with the Engineers and Geoscientists of British Columbia.

Committees of the Board of Directors

Our board of directors has an audit committee, and a compensation committee, each of which, pursuant to its respective charter, will have the composition and responsibilities described below upon the completion of this offering. Following the completion of this offering, copies of the charters for each committee will be available on the investor relations portion of our website. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is composed of David Smallhouse, Kevin Nishi, and Susan Mitchell. Kevin Nishi is the chair of our audit committee. The majority of the members of our audit committee meet the independence requirements under SEC rules. Nishi, Smallhouse and Mitchell are considered to be “independent” within the meaning of NI 52-110. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Kevin Nishi is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not, however, impose on him or her any supplemental duties, obligations, or liabilities beyond those that are generally applicable to the other members of our audit committee and board of directors. Our audit committee’s principal functions are to assist our board of directors in its oversight of:

●	review, approve, and recommend for approval:
●	Our interim financial statements and management discussion and analysis;
●	The auditor’s report, if any, prepared in relation to such financial statements;
●	recommend the external auditor to be nominated and determine the compensation of the external auditor;
●	oversee the work of the external auditor engaged for the purpose of preparing or issuing an auditor’s report or performing other audit, review or attest services completed for us, including the resolution of disagreements between management and the external auditor regarding financial reporting, establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
●	monitor, evaluate and report to the board of directors on the integrity of the financial reporting process and the system of internal controls that management and the board of directors have established;
●	monitor the management of the principal risks that could impact our financial reporting;
●	establish procedures for:
●	the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters; and

●	the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;
●	pre-approve all non-audit services to be provided to us or its subsidiary entities by our external auditor;
●	review and approve our hiring policies regarding partners, employees and former partners and employees of our present and former external auditor, and
●	with respect to ensuring the integrity of disclosure controls and internal controls over financial reporting, understand the process utilized by the Chief Executive Officer and the Chief Financial Officer.

Compensation Committee

Our compensation committee is composed of Nathan Brewer, David Smallhouse, and Kevin Nishi. David Smallhouse is the chair of our compensation committee. The members of our compensation committee meet the independence requirements under SEC rules, and NI 52-110. Each member of this committee is also a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act. Our compensation committee is responsible for, among other things:

●	Making recommendations to our Board regarding the compensation of our directors and officers.
●	From time to time, establishing parameters and guidelines to the magnitude and frequency of security-based compensation arrangements for eligible new hires and other employees, within the parameters set out our LTIP and applicable exchange rules and policies, and recommending such grants to the Board for approval.
●	Assessing our objectives in light of our external environment and current business situation.
●	Considering and if appropriate recommending if annual bonuses should be granted to executive officers and recommends those grants to the Board.

Code of Ethics

We have adopted a Code of Conduct that applies to all directors, officers and employees. We intend to disclose any future amendments to, or waivers from, certain provisions of our Code of Conduct as required in the future. A copy of our Code of Conduct has been made available on our website at www.alaskasilver.com/investors.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of its securities, by all officers and employees of the Company, all members of the Company’s Board, and any consultants, advisors or contractors to the Company that the Company designates as subject to the Insider Trading Policy, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. Our Insider Trading Policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

Overview

The following discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation policies and practices that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during fiscal years 2024 and 2025, and our next two most highly compensated executive officers in respect of their service to our company for fiscal years 2024 and 2025. We refer to these individuals as our “NEOs”. Our NEOs for fiscal years 2024 and 2025 are:

●	Christopher “Kit” Marrs, Chief Executive Officer
●	Darren Morgans, Chief Financial Officer
●	Joe Piekenbrock, Chief Exploration Officer
●	Alex Tong, Former Chief Financial Officer (Resigned effective May 31, 2024)

The compensation paid in Canadian dollars was converted to United States dollars using the Bank of Canada daily rate of exchange reported on December 31, 2025, as set forth in this prospectus under the heading “About this Prospectus and Exchange Rates”.

Summary Compensation Table

			Annual	Option-
	Fiscal	Salary	Incentive	awards	Total
Name and principal position	year	($)	Plans ($)	($)(1)	($)
Christopher Marrs, President and Chief Executive Officer	2025	262,500	91,875	6,706	361,081
	2024	257,111	—	131,688	388,799
Darren Morgans, Chief Financial Officer(3)	2025	147,525	32,965	34,559	215,049
	2024	65,835	—	39,676	105,511
Joe Piekenbrock, Chief Exploration Officer	2025	36,000	—	5,582	41,582
	2024	49,346	—	104,318	153,664
Alex Tong, Former Chief Financial Officer(4)	2025	—	—	—	—
	2024	42,357	—	94,850	137,207
(1)	Amounts reflect the aggregate grant date fair value of stock options granted to our NEOs, computed in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation. These amounts do not reflect the actual economic value that will be realized by the employee upon the vesting, settlement or exercise of the stock option. The assumptions that we used to calculate these amounts are discussed in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2025.
(2)	Mr. Morgans’ Compensation is dominated in Canadian Dollars. For 2025, Mr. Morgans was paid C$252,308 which is converted to $180,490 at the monthly average exchange rate through the year. For 2024 Mr. Morgans was paid C$88,000 which is converted to $65,835 at the monthly average exchange rate through the year.
(3)	Mr. Tong’s compensation is denominated in Canadian Dollars. For 2024 Mr. Tong was paid C$57,292 which was converted to $42,357 at the monthly average exchange rate through the year.

Narrative to 2025 Summary Compensation Table

Base Salaries: Salaries and consulting fees are determined by the Compensation Committee based on market conditions and established in the executive employment agreements described below.

Annual Bonuses: There were annual bonuses paid in 2025; however no annual bonuses were paid in 2024 due to our limited working capital. For the CEO and CFO, who are eligible for annual bonuses, the amount may be up to 50% to 70% of their base salary, as approved by the Board of Directors based on a recommendation from the Compensation Committee after an evaluation of their individual contributions to us during the fiscal year and consideration of our working capital position.

Equity Compensation: We utilize stock options as a long-term incentive plan to attract and retain senior executives. The exercise price is the closing price of our subordinate voting shares on the day before the grant date. The stock options vest ratably over a period of zero to two years, and they are exercisable for a five-year term.

Grants of Options for 2024 and 2025:

		Exercise		Vesting
Name	# of Options	price	Grant date	Schedule	Expiry
Alexander Tong	75,000	0.34	March 1, 2024	1	March 1, 2029
Christopher Marrs	75,000	0.34	March 1, 2024	1	March 1, 2029
Christopher Marrs	125,000	0.31	Dec 27, 2024	2	Dec 27, 2029
Darren Morgans	100,000	0.59	June 14, 2024	1	June 14, 2029
Darren Morgans	100,000	0.31	Dec 27, 2024	2	Dec 27, 2029
Darren Morgans	100,000	0.73	June 23, 2025	1	June 23, 2030
Patrick Donnelly	300,000	0.73	June 23, 2025	1	June 23, 2030
Joe Piekenbrock	50,000	0.34	March 1, 2024	1	March 1, 2029
Joe Piekenbrock	40,000	0.31	Dec 27, 2024	2	Dec 27, 2029

Vesting Schedule 1: These stock options vest 33% upon grant, 33% after one year and 34% after two years.

Vesting Schedule 2: These stock options vest 100% upon grant.

Non-Employee Director Compensation

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during fiscal year 2025.

Director compensation is limited strictly to non-employee directors. Our director’s compensation philosophy is as follows:

●	To provide a compensation level that will attract exceptionally experienced and skilled candidates and encourage them to play an active role in our strategic development;
●	To compensate for work on the Board and work on the committees of the Board; and
●	To provide share-based compensation to align director compensation with increases in long-term shareholder value.

Annual Cash Retainers

In 2024, we adopted a director compensation policy under which our non-employee directors, other than Ms. Mitchell, received in 2024, a fee of $18,000 for board service, payable in cash or restricted stock units, or “RSUs”, at the election of each director. Each director elected to receive such fee in the form of RSUs. Ms. Mitchell did not receive any director fees in 2024, but was paid, through her limited liability company, an annual cash retainer of $36,000 in equal monthly installments for corporate finance advisory services provided to our company pursuant to an agreement entered in 2023 and terminated in October 2024.

As of January 1, 2025, all of our non-employee directors are entitled to receive annual compensation of $36,000 for board service, payable at the election of each director in cash or RSUs.

Chairs of the Audit and Compensation Committees do not receive additional retainers.

Share-Based Compensation

Non-employee directors are eligible for grants of stock options. The exercise price is the closing price of a share of our subordinate voting shares on the day before the grant date. The stock options vest immediately or over a two year period from the grant date, and they are exercisable for a five-year term. Refer to the table below for details of all stock options granted in the last two fiscal years.

		Exercise		Vesting
Name	# of Options	price	Grant date	Schedule	Expiry
Susan Mitchell	75,000	0.34	March 1, 2024	1	March 1, 2029
Kevin Nishi	75,000	0.34	March 1, 2024	1	March 1, 2029
Nathan Brewer	75,000	0.34	March 1, 2024	1	March 1, 2029

David Smallhouse	75,000	0.34	March 1, 2024	1	March 1, 2029
Susan Mitchell	100,000	0.59	June 14, 2024	1	June 14, 2029
Susan Mitchell	75,000	0.31	Dec 27, 2024	2	Dec 27, 2029
Kevin Nishi	75,000	0.31	Dec 27, 2024	2	Dec 27, 2029
Nathan Brewer	75,000	0.31	Dec 27, 2024	2	Dec 27, 2029
David Smallhouse	75,000	0.31	Dec 27, 2024	2	Dec 27, 2029

Vesting Schedule 1: These stock options vest 33% upon grant, 33% after one year and 34% after two years.

Vesting Schedule 2: These stock options vest 100% upon grant.

Non-employee directors are also eligible to elect to receive their fee for serving as a director of our company in the form of RSUs. As a result, on October 17, 2024 we issued 38,196 RSUs to each of Mr. Smallhouse, Mr. Brewer and Mr. Nishi. Each RSU entitles the holder to be issued one subordinate voting share on vesting. All the RSUs will vest one year from the grant date. Ms. Mitchell did not receive any director fees in 2024 but instead was paid, through her limited liability company, S. Mitchell & Associates, LLC, an annual cash retainer of $36,000 in equal monthly installments for corporate finance advisory services provided to our company pursuant to an agreement entered in 2023 and terminated in October 2024.

RSUs accrue dividends that are only paid out on the vesting of the underlying subordinate voting shares. Each stock option and RSU award will vest in full upon a Change of Control, as previously defined under Executive Compensation - Termination and Change of Control Benefits.

The following table sets forth the total compensation for our non-employee directors for the fiscal year ended December 31, 2025.

				Non-equity incentive
				plan compensation
				($)
	Fees					Nonqualified
	earned				Long-	deferred
	or paid	Stock	Option	Annual	term	compensation	All other
	in cash	awards(1)	awards(1)	incentive	incentive	earnings	compensation	Total
Name	($)	($)	($)	plans	plans	($)	($)	($)
Nathan Brewer	—	36,000	—	—	—	—	—	36,000
David Smallhouse	—	36,000	—	—	—	—	—	36,000
Kevin Nishi	—	36,000	—	—	—	—	—	36,000
Susan Mitchell	36,000	—	—	—	—	—	—	36,000
(1)	Amounts reflect the aggregate grant date fair value of RSUs and stock options granted to our non-employee directors, computed in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting, settlement or exercise of the RSU or stock option. The assumptions that we used to calculate these amounts are discussed in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2025.

The table below shows the aggregate numbers of our subordinate voting shares subject to unvested RSUs or outstanding stock options (exercisable and unexercisable) held as of December 31, 2025 by each non-employee director who served on our Board during 2025.

	Options	RSUs
	Outstanding at	Outstanding at
	Year End	Year End
Name	(#)	(#)
Nathan Brewer	315,000	96,762
David Smallhouse	160,500	96,762
Kevin Nishi	210,000	96,762
Susan Mitchell	250,000	—

Executive Employment Agreements

The following are descriptions of the employment agreements with our NEOs. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our NEOs, please see “Non-Employee Director Compensation - Termination and Change of Control Benefits” below.

Chief Executive Officer Agreement

We have in place an executive employment agreement with Christopher Marrs effective January 1, 2023 (the “CEO Agreement”), pursuant to which Mr. Marrs provides President and Chief Executive Officer services to us at an annual salary of $262,500 (the “CEO Fee”). Mr. Marrs is entitled to an annual bonus of up to 70% of the CEO Fee subject to approval of the Board of Directors based on a recommendation by the Compensation Committee.

Chief Financial Officer Agreement

We have in place a executive employment agreement with 1397257 BC Ltd, a company controlled by Mr. Morgans, effective May 20, 2024 (the “CFO Agreement”), pursuant to which Mr. Morgans provides Chief Financial Officer services to us at an annual salary of C$144,000. Effective June 1, 2025 Mr. Morgans annual salary was increased to C$157,500. Effective October 1, 2025 Mr. Morgans’ annual salary was increased to C$190,800 (“CFO Fee”) to reflect an increased work load. Mr. Morgans is entitled to an annual bonus of up 50% of the CFO Fee subject to approval of the Board of Directors based on a recommendation by the Compensation Committee. Mr. Morgans dedicates approximately 50% of his time to us.

Chief Exploration Officer Agreement

We had put in place an executive employment agreement with Joe Piekenbrock effective January 1, 2023 (the “CXO Agreement”), pursuant to which Mr. Piekenbrock provides Chief Exploration Officer services to us at an annual salary of $243,750 which was reduced by 75% to $60,937.50 at June 1, 2023 (the “CXO Fee”). Effective July 1, 2024 the agreement was terminated, and Mr. Piekenbrock provided his services through Piek Exploration LLC, where the rate was further reduced to $3,000 per month plus expenses.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our NEOs as of December 31, 2025.

		Option Awards
				Equity
				Incentive
				Plan
				Awards:
		Number of	Number of	Number of
		Securities	Securities	Securities
		Underlying	Underlying	Underlying
		Unexercised	Unexercised	Unexercised	Option
		Options	Options	Unearned	Exercise	Option
	Grant	(#)	(#)	Options	Price	Expiration
Name	Date(1)	Exercisable	Unexercisable	(#)	(C$)	Date
Christopher Marrs	Mar 1, 2021	35,000	—	—	$0.45	Mar 1, 2026
	Jun 15, 2021	80,000	—	—	$0.45	Jun 15, 2026
	Nov, 12, 2021	70,000	—	—	$0.62	Nov 12, 2026
	Jan 20, 2023	100,000	—	—	$2.30	Jan 20, 2028
	Mar 1, 2024	50,000	25,000	—	$0.36	Mar 1, 2029

Darren Morgans	Jun 14, 2024	66,666	33,334	—	$0.62	Jun 14, 2029
	Dec 27, 2024	100,000	—	—	$0.32	Dec 27, 2029
	June 23, 2025	33,334	66,666	—	$0.53	June 23, 2030
Joe Piekenbrock	Jan 20, 2023	100,000	—	—	$2.30	Jan 20, 2028
	Mar 1, 2024	33,333	16,667	—	$0.36	Mar 1, 2029
	Dec 27, 2024	40,000	—	—	$0.32	Dec 27, 2029
(1)	These option vests options vest 33% upon grant, 33% after one year and 34% after two years, except for the options granted on Dec 27, 2024 which vested 100% upon grant.

Pension and Other Retirement Benefits

We do not have a defined benefit plan, a deferred contribution plan, a deferred compensation plan or a pension plan.

Termination and Change of Control Benefits

Chief Executive Officer Agreement

Pursuant to the CEO Agreement, we may terminate the CEO Agreement at any time with or without cause. If we terminate the CEO Agreement without cause or if Mr. Marrs resigns under certain allowable circumstances, Mr. Marrs is entitled to a severance payment in an amount equal to (i) 2 times the CEO Fee; (ii) 2 times an amount equal to 70% of the CEO Fee and (iii) any unvested LTIP awards will vest immediately. If we terminate the CEO Agreement with cause or if Mr. Marrs resigns for any other reason, Mr. Marrs is not entitled to a severance payment nor any unvested LTIP awards. If, within 12 months of a Change of Control (as defined below), we terminate the CEO Agreement without cause or if Mr. Marrs resigns under certain allowable circumstances, Mr. Marrs is entitled to a severance payment in an amount equal to (i) 2 times the CEO Fee; (ii) 2 times an amount equal to 70% of the CEO Fee and (iii) any unvested LTIP awards will vest immediately. Under the LTIP, upon termination all LTIP awards terminate 120 days after termination.

Chief Financial Officer Agreement

Pursuant to the CFO Agreement, we may terminate the CFO Agreement at any time with or without cause. If we terminate the CFO Agreement without cause or if Mr. Morgans resigns under certain allowable circumstances, 1397257 BC Ltd is entitled to a severance payment in an amount equal to (i) the CFO Fee and (ii) an amount equal to the bonus paid in the previous year. If we terminate the CFO Agreement with cause or if Mr. Morgans resigns for any other reason, 1397257 BC Ltd is not entitled to a severance payment. If, within 12 months of a Change of Control (as defined below), we terminate the CFO Agreement without cause or if Mr. Morgans resigns under certain allowable circumstances, Mr. Morgans is entitled to a severance payment equal to (i) the CFO Fee and (ii) an amount equal to 50% of the CFO Fee. Under the LTIP, upon termination all LTIP awards terminate 120 days after termination.

Chief Exploration Officer Agreement

Our current consulting services agreement with Piek Exploration LLC, a company controlled by Mr. Piekenbrock, effective July 1, 2024, does not contain any change of control benefits. It does, however, provide that if termination occurs without cause and while Mr. Piekenbrock is in the field pursuant to the consulting services agreement, we must reimburse Mr. Piekenbrock for all reasonable expenses to return him to Evergreen, Colorado. Under the LTIP, upon termination all LTIP awards terminate 120 days after termination.

For the purposes of the executive employment and consulting agreements discussed above, a “Change of Control” is defined as the occurrence of any of the following: (a) any individual, entity or group of individuals or entities acting jointly or in concert (other than us, our subsidiaries or an employee benefit plan or trust maintained by us or our subsidiaries, or any company owned, directly or indirectly, by our Shareholders in substantially the same proportions as their ownership of Subordinate voting shares) acquiring beneficial ownership, directly or indirectly, of more than 50% of our combined voting power then outstanding securities (excluding any “person” who becomes such a beneficial owner in connection with a transaction described in paragraph (b) below); (b) the consummation of an arrangement, amalgamation, merger, consolidation or other similar business combination transaction or any of our direct or indirect subsidiaries with any other corporation, other than an arrangement, amalgamation, merger, consolidation or other similar business combination transaction which would result in our voting securities outstanding immediately prior to such transaction continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power or the total fair market value of our securities or such surviving entity or any parent thereof outstanding immediately after such transaction; provided, however, that an arrangement, amalgamation, merger, consolidation or other similar business combination transaction effected to implement a recapitalization of our business (or similar transaction) in which no person (other than those covered by the exceptions in paragraph (a) of this definition) acquires more than 50% of our combined voting power then outstanding securities shall not constitute a Change in Control of our business; or (c) a complete liquidation or dissolution of our business or the consummation of any sale, lease, exchange or other transfer (in one transaction or a series of transactions) of all or substantially all of our assets; other than such liquidation, sale or disposition to a person or persons who beneficially own, directly or indirectly, more than 50% of the combined voting power of our outstanding voting securities at the time of the sale.

Option Grant Policy and Practices

As a general practice, our Compensation Committee grants options prior to January 15 of each year and does not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our subordinate voting shares and we do not time the public release of such information based on stock option grant dates. In the event material nonpublic information becomes known to the Compensation Committee before granting an equity-based compensation award, the Compensation Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information known to us regarding the beneficial ownership of our subordinate voting shares as of March 16, 2026 for:

●	each person we believe beneficially owns more than 5% of our outstanding subordinate voting shares;
●	each of our directors and NEOs; and
●	all our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise indicated, the persons in the table below have sole voting and investment power with respect to all subordinate voting shares shown as beneficially owned by them, subject to community property laws where applicable. We do not know of any arrangement, the operation of which may at a subsequent date result in a change in control of us.

Beneficial ownership is based on 88,749,150 subordinate voting shares outstanding as of March 16,, 2026. The number of subordinate voting shares beneficially owned by a person includes shares subject to options held by that person that are currently exercisable or that become exercisable within 60 days of March 16, 2026. Percentage calculations assume, for each person and group, that all subordinate voting shares that may be acquired by such person or group pursuant to options or other securities currently exercisable or convertible or that become exercisable or convertible within 60 days of March 16, 2026 are outstanding for the purpose of computing the percentage of subordinate voting shares owned by such person or group. However, such unissued subordinate voting shares described above are not deemed to be outstanding for calculating the percentage of subordinate voting shares owned by any other person.

	Number of
	Subordinate		Percentage of
	Voting		Subordinate
	Shares		Voting Shares
	Beneficially		Beneficially
Name and Address of Beneficial Ownership	Owned(1)		Owned (%)
Nate Brewer (1500‑1111 West Hastings St, Vancouver, British Columbia, V6E 2J3, Canada)	488,984	(2)	*
Christopher “Kit” Marrs (1500‑1111 West Hastings St, Vancouver, British Columbia, V6E 2J3, Canada	12,050,605	(3)	13.6%
Susan Mitchell (1500‑1111 West Hastings St, Vancouver, British Columbia, V6E 2J3, Canada)	218,000	(4)	*
Darren Morgans (1500‑1111 West Hastings St, Vancouver, British Columbia, V6E 2J3, Canada)	267,000	(5)	*
Kevin Nishi (1500‑1111 West Hastings St, Vancouver, British Columbia, V6E 2J3, Canada)	314,500	(6)	*
Joe Piekenbrock (1500‑1111 West Hastings St, Vancouver, British Columbia, V6E 2J3, Canada)	1,987,140	(7)	2.2%
David Smallhouse (1500‑1111 West Hastings St, Vancouver, British Columbia, V6E 2J3, Canada)	4,277,636	(8)	4.8%
Crescat Portfolio Management LLC (44 Cook Street, Suite 100, Denver, CO. 80206)	14,815,322	(9)	16.7%

All executive officers and directors as a group	19,703,349		22.2%
*	Less than 1%.
(2)	Consists of 100,000 subordinate voting shares, 79,984 subordinate voting shares issuable upon the vesting of RSUs and 315,000 subordinate voting shares issuable upon exercise of options.
(3)	Consists of (a) 5,558,947 subordinate voting shares, 325,00 subordinate voting shares issuable upon exercise of options, and 207,042 subordinate voting shares issuable upon exercise of warrants, in each case, held by Christopher “Kit” Marrs, and (b) 5,457,574 subordinate voting shares, 295,000 subordinate voting shares issuable upon exercise of options, and 207,042 subordinate voting shares issuable upon exercise of warrants, in each case held by Joan Marrs, who is Christopher “Kit” Marrs’s spouse.
(4)	Consists of 2,000 subordinate voting shares and 216,000 subordinate voting shares issuable upon exercise of options.
(5)	Consists of 267,000 subordinate voting shares issuable upon exercise of options.
(6)	Consists of 130,000 subordinate voting shares, 73,984 subordinate voting shares issuable upon vesting of RSUs and 210,000 subordinate voting shares issuable upon exercise of options.
(7)	Consists of 1,740,940 subordinate voting shares, 190,000 subordinate voting shares issuable upon exercise of options, and 56,200 subordinate voting shares issuable upon exercise of 56,200 warrants.
(8)	Consists of (a) 304,500 subordinate voting shares, 165,500 subordinate voting shares issuable upon exercise of options, 73,984 subordinate voting shares issuable upon vesting of RSUs and 65,000 subordinate voting shares upon exercise of warrants, in each case held by Mr. Smallhouse; (b) 710,000 subordinate voting shares and 81,200 subordinate voting shares issuable upon exercise of 81,200 warrants, in each case, held by Miramar Ventures LLC, a company controlled by Mr. Smallhouse; (c) 60,000 subordinate voting shares held by Arch Partners, LLC, a company controlled by Mr., Smallhouse; and (d) 2,248,286 subordinate voting shares, and 574,166 subordinate voting shares issuable upon the exercise of 574,166 warrants, in each case, held by SBS Ventures, LLC, a company controlled by Mr. Smallhouse’ s spouse.
(9)	Consists of 11,784,924 subordinate voting shares and 3,030,398 subordinate voting shares issuable upon exercise of warrants all held by entities managed by Crescat Portfolio Management LLC (“Crescat” and such entities managed by Crescat, the “Funds”), which consist of (a) Crescat Global Macro Master Fund Ltd, which beneficially owns 4,232,565 subordinate voting shares and

536,637 subordinate voting shares issuable upon exercise of warrants; (b) Crescat Institutional Commodity Master Fund Ltd, which beneficially owns 349,016 subordinate voting shares and 57,343 subordinate voting shares issuable upon exercise of warrants, (c) Crescat Institutional Macro Master Fund Ltd, which beneficially owns 373,780 subordinate voting shares and 32,565 warrants exercisable for 35,565 subordinate voting shares, (d) Crescat Long/Short Master Fund Ltd, which beneficially owns 695,973 subordinate voting shares and 114,439 warrants exercisable for 114,439 subordinate voting shares, and (e) Crescat Precious Metals Master Fund Ltd, which beneficially owns 6,133,590 subordinate voting shares and 2,289,414 warrants exercisable for 2,289,414 subordinate voting shares. Crescat has the sole power to direct the vote and disposition of the securities held by the Funds.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Christopher “Kit” Marrs, our Chief Executive Officer, President and Director, directly, and indirectly through his wife Joan Marrs, loaned us $125,000 on March 21, 2025 as part of a $1,200,000 that included other shareholders. The Loan is due to be repaid on March 21, 2028 and will accrue interest at 10% per year, payable at maturity of the Loan. The Loan may be repaid early but not before March 21, 2026. Related to the Loan, Christopher “Kit” Marrs, and indirectly through his wife Joan Marrs, received 281,000 warrants to acquire subordinate voting shares at an exercise price of C$0.64 per share. The warrants expire on March 21, 2028. On March 23, 2026 the loan principal and interest was repaid in full.

In 2021, ASUS entered into the Piek Acquisition Agreement to acquire all of the issued and outstanding shares of common stock of Piek for a total purchase price of $3,698,000, which ASUS satisfied by the issuance the Piek Promissory Note. Since 2021, the Piek Promissory Note has been amended seven times. As at December 31, 2024, we owed $1,484,593 to Joe Piekenbrock, our Chief Exploration Officer, who is the holder of the Piek Promissory Note. Under the terms of the Piek Promissory Note, as amended, 6% of all equity financings are due and payable upon closing of an equity financing to the holder. The remaining balance and all accrued interest is be due on July 1, 2027.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated articles provide that we will indemnify each of our directors and officers to the fullest extent permitted under law. In addition, we have entered into an indemnification agreement with each of our directors and our Chief Financial Officer, which requires us to indemnify them.

Policies and Procedures for Transactions with Related Persons

We adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our issued and outstanding subordinate voting shares and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our Board or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our issued and outstanding subordinate voting shares, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, will be required to be presented to our Board or our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our Board or our audit committee will consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fee Information

The following table sets forth the aggregate fees billed by Davidson & Company LLP (“Davidson”), independent registered public accounting firm, for the services indicated for each of the years ended December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Audit fees	$111,293	$83,500
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$111,293	$83,500

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee pre-approves all auditing services and the terms of non-audit services provided by our independent registered public accounting firm, but only to the extent that the non-audit services are not prohibited under applicable law and the committee determines that the non-audit services do not impair the independence of the independent registered public accounting firm. Under our Audit Committees pre-approval policies and procedures, the Audit Committee generally pre-approves specified services in defined categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case-by-case basis for specific tasks before engagement. Our Audit Committee has considered and determined that the provision of the non-audit services described is compatible with maintaining the independence of our registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)

(1) Financial Statements

The financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

(2) Financial Statement Schedules

All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes included in this Annual Report on Form 10-K.

(3) List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed or furnished with this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated September 30, 2025	10-Q	11/13/2025

3.1	Notice of Articles	S-1	9/12/2025

3.2	Articles of Incorporation	S-1	9/12/2025

4.1	Form of Warrant	S-1/A	9/29/2025

4.2	Form of Underwriter’s Warrant	S-1/A	9/29/2025

4.3	Form of Warrant Agency Agreement	S-1/A	9/29/2025

10.1	Promissory Note dated March 31, 2021 by and between our company and Joe Piekenbrock	S-1	9/12/2025

10.2	First Amendment to Promissory Note effective August 16, 2021 by and between Western Alaska Copper & Gold and Joe Piekenbrock	S-1	9/12/2025

10.3	Second Amendment to Promissory Note effective October 1, 2021 by and between the Western Alaska Copper & Gold and Joe Piekenbrock	S-1	9/12/2025

10.4	Third Amendment to Promissory Note effective March 31, 2022 by and between the Western Alaska Copper & Gold and Joe Piekenbrock	S-1	9/12/2025

10.5	Fourth Amendment to Promissory Note effective March 31, 2023 by and between the Western Alaska Copper & Gold and Joe Piekenbrock	S-1	9/12/2025

10.6	Fifth Amendment to Promissory Note effective September 30, 2023 by and between the Western Alaska Copper & Gold and Joe Piekenbrock	S-1	9/12/2025

10.7	Sixth Amendment to Promissory Note effective October 31, 2023 by and between the Western Alaska Copper & Gold and Joe Piekenbrock	S-1	9/12/2025

10.8	Seventh Amendment to Promissory Note effective December 31, 2024 by and between the Western Alaska Copper & Gold and Joe Piekenbrock	S-1	9/12/2025

10.9	Eighth Amendment to Promissory Note, dated as of December 17, 2025, by and between Western Alaska Copper & Gold Company and Joe Piekenbrock	8-K	12/22/2026

10.10	Contractor Agreement, dated May 20, 2024, by and between our company and 1397257 BC Ltd	S-1	9/12/2025

10.11	Corporate Finance Advice Letter Agreement dated October 26, 2023 by and between our company and S. Mitchell & Associates LLC	S-1	9/12/2025

10.12	Western Alaska Minerals Corp. Long-Term Incentive Plan dated November 5, 2021, as amended May 27, 2022 and May 20, 2025	S-1	9/12/2025

10.13	Executive Employment Agreement dated January 1, 2023 by and between our company and Christopher “Kit” Marrs	S-1	9/12/2025

10.14	Consulting Service Agreement dated July 1, 2024 by and between our company and Piek Exploration LLC	S-1	9/12/2025

10.15	Consulting Service Agreement dated August 7, 2025, by and between our company and Piek Exploration LLC	S-1	9/12/2025

10.16	Grant of Participation Right Agreement, dated October 14, 2021, by and between Crescat Portfolio Management LLC and 1246779 B.C. Ltd.	S-1	9/12/2025

19.1	Insider Trading Policy			X

21.1	Subsidiaries	S-1	9/12/2025

31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

96.1	S-K 1300 Technical Report Summary Illinois Creek Project, Western Alaska, USA			X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

** Furnished, not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026

ALASKA SILVER CORP.

By:	/s/ Christopher “Kit” Marrs

Christopher “Kit” Marrs

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher “Kit” Marrs	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2026

Christopher “Kit” Marrs

/s/ Darren Morgans	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2026

Darren Morgans

/s/ Nathan Brewer	Director	March 31, 2026

Nathan Brewer

/s/ David Smallhouse	Director	March 31, 2026

David Smallhouse

/s/ Kevin Nishi	Director	March 31, 2026

Kevin Nishi

/s/ Susan Mitchell	Director	March 31, 2026

Susan Mitchell

ALASKA SILVER CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Report of Independent Registered Public Accounting Firm (Davidson & Company LLP, Vancouver, Canada, PCAOB ID 731)	2
	Consolidated Balance Sheet	3
	Consolidated Statements Of Loss And Comprehensive Loss)	4
	Consolidated Statements Of Cash Flows	5
	Consolidated Statements Of Stockholders’ Equity	6
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7

ALASKA SILVER CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(EXPRESSED IN UNITED STATES DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Alaska Silver Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Silver Corp. (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Alaska Silver Corp. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no current source of operating revenue, has incurred a current loss of $8,861,799 during the year ended December 31, 2025, and as at that date, has an accumulated operating deficit of $49,365,286 which cast substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada

March 26, 2026

DAVIDSON & COMPANY LLP	1200-609 Granville Street	604 687 0947
	PO BOX 10372, Pacific Centre	davidson-co.com
Vancouver, BC V7Y 1G6

ALASKA SILVER CORP.

CONSOLIDATED BALANCE SHEET

(Expressed in United States Dollars)

	Notes	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents		$9,054,203	$849,572
GST receivable		52,433	33,389
Prepaid and deposits		205,082	105,347
Total current assets		9,311,718	988,308
Non-Current Assets
Equipment	3	1,116,998	1,558,765
Mineral properties	4	6,295,910	6,090,370
TOTAL ASSETS		$16,724,626	$8,637,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	5	$314,463	$86,682
Due to related parties	6	1,342,972	722,989
Promissory note – current portion	8	120,000	120,000
Derivative warrant liabilities	10	6,357,552	—
Total current liabilities		8,134,987	929,671
Non-Current Liabilities
Asset retirement obligation	7	230,437	225,959
Promissory note	8	2,176,608	2,236,065
TOTAL LIABILITIES		10,542,032	3,391,695
STOCKHOLDERS’ EQUITY
Capital stock	9
Authorized:
Unlimited without par value
Issued and outstanding:
65,663,486 subordinate voting shares at December 31, 2025 and 42,189,920 at December 31, 2024; 224,801 proportionate voting shares at December 31, 2025 and 2024		—	—
Additional paid-in capital	9	55,757,668	45,969,682
Cumulative translation adjustment		(209,788)	(220,447)
Deficit		(49,365,286)	(40,503,487)
TOTAL SHAREHOLDERS’ EQUITY		6,182,594	5,245,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$16,724,626	$8,637,443
Nature of operations and going concern	1
Subsequent events	13

Approved by the Board of Directors:

“Christopher (Kit) Marrs”	“Kevin Nishi”
Director	Director

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

		December 31,	December 31,
	Notes	2025	2024
EXPENSES
Accretion expense		$8,373	$8,656
Consulting fees	9	421,243	306,835
Depreciation expense	3	358	61
Exploration expenses	9	3,249,459	4,218,109
Filing and regulatory fees		146,238	66,697
Insurance		58,482	49,068
Management fees	9	1,347,419	1,561,326
Marketing expenses		315,308	652,608
Office and sundry		208,409	132,053
Professional fees		388,918	259,140
		(6,144,207)	(7,254,553)
OTHER ITEMS
Foreign exchange gain (loss)		(171,551)	29,814
Loss on derivative warrant liability revaluation	10	(2,381,301)	—
Interest expense	8	(258,559)	(120,065)
Interest income		93,819	65,706
NET LOSS		(8,861,799)	(7,279,098)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign exchange gain (loss) on translation of foreign operations		10,659	(23,653)
COMPREHENSIVE LOSS		$(8,851,140)	$(7,302,751)
LOSS PER SHARE – BASIC AND DILUTED		$(0.13)	$(0.12)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	9	70,588,703	59,859,899

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

	December 31, 2025	December 31, 2024
Cash flows used in operating activities:
Loss for the year	$(8,861,799)	$(7,279,098)
Adjustments for non-cash items:
Accretion expense	8,373	8,656
Depreciation expense	441,359	441,733
Share-based payments	315,212	987,431
Loss on derivative warrant liability revaluation	2,381,301	—
Unrealized foreign exchange loss	119,699	—
Interest accrued on Promissory Note	257,964	120,065
	(5,337,891)	(5,721,213)
Changes in non-cash working capital
GST receivable	(19,044)	2,374
Prepaids and deposits	(99,735)	65,132
Accounts payable and accrued liabilities	228,189	(326,493)
Due to related parties	619,983	199,232
	(4,608,498)	(5,780,968)

Cash flows (used in) from investing activities:
Purchase of equipment	—	(1,085)
Mineral properties acquisition costs	(209,435)	(175,024)
	(209,435)	(176,109)
Cash flows from (used in) financing activities:
Issuance of subordinate voting shares, net	11,625,657	5,865,837
Exercise of stock options	420,783	250,870
Exercise of warrants	760,479	105,117
Issuance of promissory notes, net	1,179,983	—
Repayment of promissory note	(962,931)	(583,083)
	13,023,971	5,638,741
Effect of exchange rate changes on cash	(1,407)	(23,653)
Net change in cash for the year	8,204,631	(341,989)
Cash and cash equivalents, beginning of year	849,572	1,191,561
Cash and cash equivalents, end of year	$9,054,203	$849,572

Supplemental disclosure with respect to cash flows
Revision in ARO estimate	$(3,895)	$(7,532)
Value of warrants issued with debt instruments	$534,473	$—
Value of derivative warrant liability at exercise	$41,962	$—
Interest paid in cash	$—	$—

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States Dollars, except number of shares)

						Accumulated
	Shares				Additional	Other
	Subordinate		Proportionate		Paid-In	Comprehensive	Accumulated
	Voting		Voting		Capital	Loss	Deficit	Total
December 31, 2023	28,120,406		224,801		$38,760,427	$(196,794)	$(33,224,389)	$5,339,244
Private placements, net	13,416,333		—		5,865,837	—	—	5,865,837
Exercise of stock options	490,000		—		250,870	—	—	250,870
Exercise of warrants	163,181		—		105,117	—	—	105,117
Stock-based compensation	—		—		987,431	—	—	987,431
Foreign translation exchange loss	—		—		—	(23,653)	—	(23,653)
Net loss	—		—		—	—	(7,279,098)	(7,279,098)
December 31, 2024	42,189,920		224,801		45,969,682	(220,447)	(40,503,487)	5,245,748
Private placements, net	21,229,000		—		11,625,657	—	—	11,625,657
Exercise of stock options	1,032,000		—		420,783	—	—	420,783
Exercise of warrants	1,184,884		—		802,441	—	—	802,441
Exercise of RSUs	27,682		—		—	—	—	—
Issuance of warrants	—		—		534,473	—	—	534,473
Revaluation of warrants	—		—		(3,910,580)	—	—	(3,910,580)
Stock-based compensation	—		—		315,212	—	—	315,212
Foreign translation exchange gain	—		—		—	10,659	—	10,659
Net loss	—		—		—	—	(8,861,799)	(8,861,799)
December 31, 2025	65,663,486	*	224,801	*	$55,757,668	$(209,788)	$(49,365,286)	$6,182,594
*	The proportionate voting shares are exchangeable into a total of 22,480,100 subordinate voting shares, for no additional consideration. See Note 9.

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

1.NATURE OF OPERATIONS AND GOING CONCERN

Alaska Silver Corp., (formerly Western Alaska Minerals Corp.), (“Alaska Silver” or the “Company”) was incorporated under the Business Corporations Act of British Columbia on April 8, 2020, as 1246779 B.C. Ltd. (“779”). The Company is a public company whose subordinate voting shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM”. The Company’s registered office 1500 – 1111 West Hastings, Vancouver, BC, Canada V6E 2J3. As discussed further below, the Company is in the mineral exploration and development business.

Going Concern

These consolidated financial statements have been prepared with the going concern assumption, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no current source of operating revenue, has incurred a current loss of $8,861,799 and has an accumulated operating deficit of $49,365,286. The Company will require further financing to operate and further develop its business. The Company’s ability to realize its assets and discharge its liabilities is dependent upon it obtaining financing as necessary and ultimately upon its ability to dispose of its mineral property interests on a profitable basis or otherwise achieve profitable operations. These material uncertainties cast substantial doubt on the Company’s ability to continue as a going concern. Failure to arrange adequate financing on acceptable terms and/or achieve profitability may have an adverse effect on the Company’s financial position, operational success, cash flow, and prospects. These consolidated financial statements do not give effect to adjustments to assets or liabilities that would be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

2.	BASIS OF PRESENTATION AND MATERIAL ACCOUNTING POLICIES

Statement of Compliance

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”).

Basis of Presentation

These consolidated financial statements have been prepared on a historical cost basis, modified where applicable. In addition, these consolidated financial statements have been prepared using the accrual basis of accounting except for cash flow information.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned and controlled entities. Control is achieved when the Company has the power to govern the financial operating policies of an entity so as to obtain benefits from its activities. Subsidiaries are fully consolidated from the date on which control is transferred to the Company until the date on which control ceases.

The following subsidiaries have been consolidated from all dates presented within these financial statements:

Subsidiary	Ownership	Location
Western Alaska Copper & Gold Company (“WACG”)	100%	USA
Piek Inc.	100%	USA

All intercompany transactions, balances, income and expenses are eliminated upon consolidation.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

2.	BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation (continued)

These consolidated financial statements are presented in United States dollars. Management has assessed the functional currency of both WACG and Piek Inc. to be the US Dollar (“USD”). Effective October 1, 2025, the functional currency of Alaska Silver was changed to USD as management assessed that the currency of the primary economic environment in which the Company operates changed to USD on that date. The key factor influencing this decision was the change in the Company’s primary funding from Canadian dollars (“CAD”) to USD, whereas the functional currency of its subsidiaries was unchanged and remained in USD. Prior to October 1, 2025, the functional currency of the Company was CAD and the functional currencies of its subsidiaries was the USD. Changes to the Company’s functional currency have been accounted for on a prospective basis from October 1, 2025. The Company’s consolidated reporting currency, which is determined on a discretionary basis, is USD. Exchange differences arising on the translation of Alaska Silver’s accounts to USD for reporting purposes, including the translation of non-monetary items using period end rates, are reported in net loss.

Use of Estimates and Assumptions

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of estimates include the carrying value and recoverability of mineral properties, valuation of asset retirement obligation, valuation of derivative warrant liabilities, valuation of stock-based compensation and the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, derivative warrant liabilities and promissory notes. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

Fair Value of Financial Assets and Liabilities

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition.

Fair Value of Financial Assets and Liabilities

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest rate method. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

The following indicates the fair value hierarchy of the valuation techniques the Company utilizes to determine the fair value of financial assets that are measured at fair value on a recurring basis.

Level 1    Unadjusted quoted prices in active markets for identical assets and liabilities;

Level 2    Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, and

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

2.	BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Assets and Liabilities (continued)

Level 3    Inputs that are not based on observable market data.

Cash is considered level 1 and classified as cash on hand and held at banks.

Financial instruments, including accounts payable, accrued liabilities, due to related parties and loans payable are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

Concentration of Credit Risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash at banks and on hand, and short-term deposits with an original maturity of three months or less, which are readily convertible into a known amount of cash. The Company’s cash is held with major financial institutions in business accounts, bankers’ acceptances and in government treasury bills which are available on demand by the Company for its programs and are not invested in any asset backed deposits/investments.

Mineral Properties

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable and anticipated processing losses). When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

Long-Lived Assets

Long-lived assets, consisting of equipment held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the assets’ useful lives on a straight-line basis. Management estimated the useful lives of its computer software to be 1 year; equipment to be 5 years and vehicles to be 10 years.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

2.	BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

Future obligations to retire an asset, including dismantling, remediation and ongoing treatment and monitoring of the site, are recognized and recorded as a liability at fair value at the time when they are incurred or when the event giving rise to such an obligation occurs. The liability is increased (accreted) over time through periodic charges to earnings. The corresponding asset retirement cost is capitalized as part of the asset’s carrying value and is amortized over the asset’s estimated useful life. The amount of the liability is subject to re-measurement at each reporting period.

The Company is subject to laws and regulations relating to environmental matters in all jurisdictions in which it operates, including provisions relating to property reclamation, discharge of hazardous material and other matters. The Company may also be held liable should environmental problems be discovered that were caused by former owners and operators of its properties and properties in which it has previously had an interest. The Company conducts its exploration and evaluation activities in compliance with applicable environment protection legislation. The Company is not aware of any existing environmental problems related to any of its current or former properties that may result in material liability to the Company.

Stock-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718 Compensation-Stock Compensation. Under the fair value recognition provisions, stock-based compensation expense is measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measured. Share-based compensation for all stock-based awards to employees and directors is recognized as an expense over the requisite service periods, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current income taxes are recognized for the estimated income taxes payable or receivable on taxable income or loss from the current year and any adjustment to income taxes payable related to previous years. Current income taxes are determined using tax rates and tax laws that have been enacted or subsequently enacted by the year-end date.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

2.	BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

The Company is required to calculate basic and diluted loss per share using the two-class method. The two-class method is required because the Company’s Proportionate Shares, each of which are in effect, Subordinate Voting Shares compressed at the ratio of 100:1 have voting and economic rights on an as-converted basis. The Proportionate Shares are convertible to Subordinate Voting Shares at the request of the shareholder and with the consent of the Company. Under the two-class method, earnings/loss for the period are allocated on a pro-rata basis to the Subordinate and Proportionate stockholders. The weighted average number of Subordinate Shares and Proportionate Shares (on an as converted basis) outstanding during the period is then used to calculate basic earnings or loss for each class of shares.

Stock options and other potential subordinate voting shares are included in the calculation of diluted earnings per share (“diluted EPS”). The Company uses the treasury stock method for calculating dilutive potential subordinate voting shares. In calculating diluted EPS, such shares are assumed to be exercised or converted, except when their effect would be anti-dilutive.

Potentially dilutive shares as of December 31, 2025 and 2024, are as follows:

	December 31,
	2025	2024
Share purchase options	4,765,500	5,627,500
Share purchase warrants	39,404,982	15,986,286
Restricted share units	401,142	278,126
Total	44,571,624	21,891,912

All potentially dilutive shares were excluded from the calculation of diluted loss per share as their exercise and conversion would be anti-dilutive.

Foreign Currency Translation

The functional currency of each entity in the consolidated group is the currency of the primary economic environment in which that entity operates. The foreign currency transactions of each entity are translated into the functional currency using the exchange rates prevailing at the date of the transaction. Foreign currency monetary items are translated at the period-end exchange rate. Non-monetary items measured at historical cost continue to be carried at the exchange rate at the date of the transaction. Non-monetary items measured at fair value are reported at the exchange rate at the date when fair values were determined. Exchange differences arising on the translation of monetary items or on settlement of monetary items are recognized in profit or loss in the period in which they arise.

Recently Adopted Accounting Standards

In fiscal year 2025, we adopted Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures”. Management has evaluated the Company’s operations and concluded it has one reportable operating segment. The new standard expands segment disclosure requirements. This standard has not changed the processing, recording, or presentation of financial data, other than providing additional disclosures regarding management oversight for the Company’s single operating segment. The additional disclosures required by the standard are included in Note 12.

In fiscal year 2025, we adopted ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

2.	BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2025, the FASB issued Accounting Standards Update  2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope, form, and content of interim financial statements. The update centralizes interim disclosure requirements into Topic 270 and establishes a principle requiring disclosure of any events or transactions occurring since the prior year-end that have a material effect on the entity. The amendments are effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance.

3.EQUIPMENT

	December 31, 2025	December 31, 2024
	($)	($)	Life
Cost:
Equipment	2,118,332	2,118,332	5 years
Vehicles	180,859	180,859	10 years
	2,299,191	2,299,191
Accumulated Amortization:
Equipment	(1,121,477)	(697,795)
Vehicles	(60,716)	(42,631)
	(1,182,193)	(740,426)
Total	1,116,998	1,558,765

For the year ended December 31, 2025 depreciation of equipment and vehicles of $441,001 is included in exploration expenses (2024 — $441,672).

4.MINERAL PROPERTIES

	Round Top	Honker	Illinois Creek	Others	Total
	($)	($)	($)	($)	($)
Total Costs:
Balance at December 31, 2023	479,592	96,644	5,334,664	11,978	5,922,878
Additions	72,600	19,800	81,881	743	175,024
ARO change in estimates	(13)	(181)	(7,338)	—	(7,532)
Balance at December 31, 2024	552,179	116,263	5,409,207	12,721	6,090,370
Additions	86,600	19,800	89,705	13,330	209,435
ARO change in estimates	(7)	(92)	(3,796)	—	(3,895)
Balance at December 31, 2025	638,772	135,971	5,495,116	26,051	6,295,910

Round Top Property, Alaska

The Round Top Property consists of 88 state mineral claims, owned 100% by WACG, located in the Mount McKinley and Nulato mining districts of Alaska.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

4.MINERAL PROPERTIES (continued)

Honker Property Alaska

The Honker Property consists of 24 state mineral claims, owned 100% by WACG, located in the Mount McKinley mining district of Alaska.

Illinois Creek Mine Project, Alaska

WAGC acquired a 100% interest in the Illinois Creek Mine Project in fiscal 2021 through the issuance of 120 WACG common shares (valued at $540,000) and $3,698,000 payable by the issuance of a promissory note (note 8). As part of the acquisition in fiscal 2021, the Company also terminated a joint venture agreement on the project dating back to fiscal 2018 and reclassified share consideration under the operating agreement of which consisted of 346 common shares (valued at $692,000).

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

In 2024, the Company staked 3 new claims in the Khotol property for a cost of $743.

The Company staked the claims of both Paw Print and Khotol properties for a total of $6,368 and $6,353 in 2022 and 2023 respectively.

5.ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2025	December 31, 2024
Accounts payable	$289,177	$73,255
Other payable	25,286	13,427
	$314,463	$86,682

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

6.RELATED PARTY TRANSACTIONS

Due to/from Related Parties

As at December 31, 2025, $1,342,972 (December 31, 2024 — $722,989) was due to related parties for management fees and exploration expenses. Promissory notes (Note 8) in the amount of $1,634,592 (December 31, 2024 — $2,356,065) are owed to related parties.

During the year ended December 31, 2025, $175,000 in promissory notes with 393,400 warrants were issued to related parties (Note 8) while principal repayments of $962,931 were made on the promissory notes issued for the Illinois Creek Agreement.

Amounts owing to related parties for management fees and exploration expenses are non-interest bearing and have no specific terms of repayment. Amounts owing to related parties for promissory notes are interest bearing and have repayment terms, refer Note 8.

7.ASSET RETIRMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending obligations associated with the retirement of the properties:

Total
Balance, December 31, 2023	$224,835
Accretion expense	8,656
Change in estimates	(7,532)
Balance, December 31, 2024	225,959
Accretion expense	8,373
Change in estimates	(3,895)
Balance, December 31, 2025	$230,437

As at December 31, 2025, the total undiscounted amount of estimated cash flows required to settle the Company’s asset retirement obligations was $240,572 (2024 — $232,272) over the next 4 years at an annual inflation rate of 2.6% (2024 — 3%) and discounted using an average discount rate of 3.70% (2024 — 3.70%).

During the years ended December 31, 2025 and 2024, the Company did not incur any reclamation expenditures.

Estimated future reclamation costs are based on the extent of work required and the associated costs are dependent on the requirements of relevant authorities and the Company’s environmental policies. In view of uncertainties concerning asset retirement obligations, the ultimate costs could be materially different from the amounts estimated.

8.PROMISSORY NOTE

	December 31, 2025	December 31, 2024
Promissory Notes – 2021	$1,484,593	$2,356,065
Promissory Notes – 2025	812,015	—
Total	2,296,608	2,356,065
Less: Current Portion	(120,000)	(120,000)
	$2,176,608	$2,236,065

On March 31, 2021, and in accordance with the share purchase agreement entered upon the dissolution of the Illinois Creek Joint Venture LLC, WACG issued a promissory note of $3,698,000. The promissory note accrued interest at 2.0% per annum.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

8.PROMISSORY NOTE (continued)

On September 30, 2023, the promissory note was amended by both parties as follows:

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

On December 31, 2024, the promissory note was once again amended by both parties as follows:

(i)	The Company will commence monthly principal repayments of $10,000 until the closing of the next financing, at which time the monthly principal payments will increase to $25,000;
(ii)

The Company will make additional principal reduction payments equal to 6% of all equity financings, plus accrued interest on the outstanding principal balance, due and payable upon closing of each round;

(iii)	A principal reduction payment of $750,000 will be due on June 1, 2026;
(iv)	A principal reduction payment of the remaining balance and all accrued interest will be due on December 1, 2026.

On November 1, 2025, the promissory note was once again amended by both parties as follows:

(i)	The Company will commence monthly principal repayments of $10,000;
(ii)	The Company will make additional principal reduction payments equal to 6% of all equity financings;
(iii)	The remaining balance and all accrued interest will be due on July 1, 2027;

During the year ended December 31, 2025, the Company repaid $962,931 (2024— $583,083) in principal repayments. As at December 31, 2025, the balance of the promissory note was $1,484,593 (2024 —  $2,356,065) with $330,606 (2024 — $239,148) being accrued interest.

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

The promissory notes carry an effective interest rate of 29.75% and have a net book value of $812,015 with accrued accretion of $166,505 at December 31, 2025. Subsequent to December 31, 2025, the Company repaid the loan of $1,200,000 with $120,000 interest.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

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

Issued Share Capital

On October 3, 2025, the Company issued 21,229,000 units (“Units”) of the Company at a price of $0.65 per unit for gross proceeds of $13,798,850. Each Unit consists of one Subordinate Voting Share and one Subordinate Voting Share purchase warrant (“Warrant”). Each Warrant is exercisable for Subordinate Voting Share at $0.97 until October 3, 2028. The Company incurred $2,170,703 in share issuance costs including $1,034,914 in commissions to the underwriters and issued 849,160 share purchase warrants (“Underwriters’ Warrants”) to the underwriters. Each Underwriters’ Warrant entitles the holder to acquire one Subordinate Voting Share at $0.97 until March 31, 2027.

During the year ended December 31, 2025, the Company issued 1,032,000 Subordinate Voting Shares to option holders who exercised their options in return for gross proceeds of $420,783.

During the year ended December 31, 2025, the Company issued 1,184,884 Subordinate Voting Shares to warrant holders who exercised their warrants in return for gross proceeds of $760,479.

During the year ended December 31, 2025, the Company issued 27,682 Subordinate Voting Shares on the exercise of RSUs.

During the year ended December 31, 2024, the Company issued 490,000 Subordinate Voting Shares to option holders who exercised their options in return for gross proceeds of $250,870.

During the year ended December 31, 2024, the Company issued 163,181 Subordinate Voting Shares to warrant holders who exercised their warrants in return for gross proceeds of $105,117.

On May 8, 2024, the Company issued 3,812,981 units in the first tranche of a non-brokered private placement for CAD$0.65 per unit, and on May 14, 2024, the Company issued 200,000 units in the final tranche, for total gross proceeds of $1,897,758 (CAD$2,608,438). Each unit consists of one Subordinate Voting Share and one warrant with an exercise price of CAD$0.90 for a period of 36 months. In addition, the Company paid a cash commission $82,423 (CAD$113,200) and issued 92,923 finders warrants to the finders. Each finders warrant entitles the holder to purchase one Subordinate Voting Share at CAD$0.90 for a period of 36 months from issuance date. The Company also incurred professional fees of $152,646 related to this financing.

On April 26, 2024, the Company issued 9,403,352 units in a brokered shelf prospectus offering for CAD$0.65 per unit for gross proceeds of $4,466,627 (CAD$6,112,179). Each unit consists of one Subordinate Voting Share and one warrant with an exercise price of CAD$0.90 for a period of 36 months. In addition, the Company paid a cash commission $268,313 (CAD$366,731) and issued 564,200 agent warrants to the agents. Each agent warrant entitles the holder to purchase one Subordinate Voting Share at CAD$0.65 for a period of 36 months from issuance date. The Company also incurred professional fees of $7,323 related to this financing.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Issued Share Capital (continued)

Basic and diluted weighted average number of shares outstanding

	2025	2024
Weighted Average number of shares outstanding
Subordinate Voting shares	48,108,603	37,379,799
Proportionate Voting shares (as converted)	22,480,100	22,480,100
Weighted averages shares outstanding – basic and diluted	70,588,703	59,859,899

Loss attributed to owners	$(8,861,799)	$(7,279,098)

Loss per share	$(0.13)	$(0.12)
Loss attributed to Subordinate Voting shares	$(0.09)	$(0.07)
Loss attributed to Proportionate Voting shares (as converted)	$(0.04)	$(0.05)

Stock Options

The Company has a stock option plan under which the Board of Directors may grant options to acquire subordinate voting shares of the Company to qualified directors, officers, employees, and other service providers. The stock option vests according to the provisions of the individual option agreements approved by the directors’ resolutions and have a maximum of 10 years until expiry. The plan allows for the issuance up to 10% of the number of issued and outstanding subordinate voting shares and proportionate shares of the Company at any time on a non-diluted basis.

The changes in stock options are summarized as follows:

	Weighted Average		Number of Shares
	Exercise Price*		Issued or
	(CAD)		Issuable on Exercise*
Balance at December 31, 2023	$1.69	*	3,817,500
Granted	0.54		2,545,000
Exercised	0.66		(490,000)
Expired	0.81		(20,000)
Forfeited	1.69		(225,000)
Balance at December 31, 2024	1.26		5,627,500
Granted	0.72		480,000
Exercised	0.57		(1,032,000)
Forfeited	2.28		(310,000)
Balance at December 31, 2025	$1.30		4,765,500

*The weighted average exercise price and number of subordinate voting shares issued or issuable on exercise have been adjusted for 1:10,000 split.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

9.	SHARE CAPITAL (continued)

Stock Options (continued)

The following assumptions were used for the Black-Scholes pricing model calculations:

	March 1, 2024	June 14, 2024	December 27, 2024	April 2, 2025	June 23, 2025
Risk-free interest rate	3.50%	3.51%	3.05%	2.58%	2.90%
Expected stock price volatility	72.61%	67.89%	67.89%	92.43%	90.33%
Expected option life in years	5 years	5 years	5 years	5 years	5 years
Dividend rate	Nil	Nil	Nil	Nil	Nil

Stock-based compensation related to stock options was allocated as follows:

-	$143,592 (2024 — $567,225) was allocated to management fees;
-	$13,155 (2024 — $226,112) was allocated to exploration expenses;
-	$47,605 (2024 — $156,288) was allocated to consulting fees.

Stock options outstanding and exercisable on December 31, 2025, are summarized as follows:

	Outstanding		Exercisable
			Number of
	Number of		Subordinate
	Subordinate Voting	Weighted Average	Voting Shares	Weighted Average
	Shares Issuable on	Remaining Life	Issuable on	Remaining Life
Exercise Price (CAD)	Exercise	(Years)	Exercise	(Years)
$0.62	80,000	0.16	80,000	0.16
$0.62	630,000	0.45	630,000	0.45
$0.85	367,500	0.87	367,500	0.87
$0.96	25,000	1.07	25,000	1.07
$1.65	275,000	1.38	275,000	1.38
$2.75	175,000	1.85	175,000	1.85
$3.16	1,000,000	2.05	1,000,000	2.05
$0.49	733,000	3.17	488,667	3.17
$0.85	450,000	3.45	300,000	3.45
$0.45	550,000	3.99	550,000	3.99
$0.64	80,000	4.25	40,000	4.25
$0.73	400,000	4.48	133,333	4.48
	4,765,500	2.44	4,064,500	2.44

As at December 31, 2025, the market price of the Company’s subordinate voting share was CAD$1.24 per share. The intrinsic value of the stock options was $1,530,552 (CAD$2,097,775).

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Warrants

	Weighted
	Average Exercise	Number of Shares
	Price	Issued or Issuable
	(CAD)	on Exercise
Balance at December 31, 2023	$2.89	2,076,011
Granted	$0.89	14,073,456
Exercised	$0.88	(163,181)
Balance at December 31, 2024	$1.15	15,986,286
Granted	$1.25	24,775,760
Expired	$2.35	(172,540)
Exercised	$0.89	(1,184,524)
Balance at December 31, 2025	$1.26	39,404,982

Warrants outstanding and exercisable on December 31, 2025, are summarized as follows:

			Exercise		Number of Warrants
	Date Issued	Expiry Date	Price (CAD)		Outstanding
Private placement warrants	May 4, 2023	May 4, 2026	$3.15		1,491,024	*
Private placement warrants	September 1, 2023	September 1, 2026	$3.15		378,191	*
Agents warrants	September 1, 2023	September 1, 2026	$3.15		1,170
Private placement warrants	September 14, 2023	September 14, 2026	$3.15		33,086	*
Private placement warrants	April 26, 2024	April 26, 2027	$0.90		8,533,852	*
Agents warrants	April 26, 2024	April 26, 2027	$0.65		545,964
Private placement warrants	May 8, 2024	May 8, 2027	$0.90		3,409,212	*
Finders warrants	May 8, 2024	May 8, 2027	$0.90		92,923
Private placement warrants	May 14, 2024	May 14, 2027	$0.90		200,000	*
Promissory note warrants	March 21, 2025	March 21, 2028	$0.64		2,641,400	*
Private placement warrants	October 3, 2025	October 3, 2028	US$0.97		21,229,000
Agents warrants	October 3, 2025	March 31, 2027	US$0.97		849,160
			$1.23	**	39,404,982

* reclassified as a derivative warrant liability, refer to Note 10

** The weighted average life was 2.11 years.

As at December 31, 2025, the market price of the Company’s Subordinate Voting share was CAD$1.24 per share. The intrinsic value of the warrants was $4,426,670 (CAD$6,067,194). The Company’s Private placement warrants and Finder warrants are warrants that when exercised by the holder, the Company will issue one subordinate voting share for each warrant exercise. For the Broker warrants, the holder receives one subordinate voting share and one Private placement warrant for each Broker warrant exercise.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Restricted Share Units

On December 18, 2025, the Company issued 68,334 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $53,405 of which $1,897 was recorded as share-based payment during the year ended December 31, 2025.

On June 26, 2025, the Company issued 46,950 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $26,498 of which $13,290 was recorded as share-based payment during the year ended December 31, 2025.

On March 31, 2025, the Company issued 60,414 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $28,156 of which $24,486 was recorded as share-based payment during the year ended December 31, 2025.

On December 27, 2024, the Company issued 75,000 RSUs to two employees and an officer with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $23,411, of which $23,888 was recorded as share-based payment during the year ended December 31, 2025 (2024 - $257).

On October 17, 2024, the Company issued 114,588 RSUs to three directors with a vesting date being one year from grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $51,666, of which $42,330 was recorded as stock-based compensation during the year ended December 31, 2025 (2024 - $10,617).

On March 1, 2024, the Company issued 88,538 restricted share units (“RSU”) to two employees with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $31,984, of which $4,969 was recorded as stock-based compensation during the year ended December 31, 2025 (2024 - $26,727).

Share-based payments for the RSUs was allocated as follows:

-	$85,283 (2024 — $11,233) from RSUs was allocated to management fees;
-	$25,577 (2024 — $26,573) from RSUs was allocated to exploration expenses;

The following table summarizes information about RSUs outstanding as at December 31, 2025:

	Date Issued	Vesting Date	No. of RSUs
Grant	March 1, 2024	March 1, 2025	88,538
Grant	October 17, 2024	October 17, 2025	114,588
Grant	December 27, 2024	December 27, 2025	75,000
Outstanding at December 31, 2024			278,126
Grant	March 31, 2025	March 31, 2026	60,414
Grant	June 26, 2025	June 26, 2026	46,950
Exercised	March 1, 2024		(27,682)
Grant	December 18, 2025	December 19, 2026	68,334
Forfeited	December 27, 2024		(25,000)
Outstanding at December 31, 2025			401,142

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

10.DERIVATIVE WARRANT LIABILITY

Prior to October 1, 2025, the Company had outstanding share purchase warrants that were exercisable for Subordinate Voting shares of the Company at a fixed exercise price denominated in CAD dollars. While the Company’s functional currency was CAD, the warrants were classified as equity instruments as the warrants were indexed to the Company’s own stock and met the criteria for equity classification.

Upon the change in functional currency from CAD to USD, the exercise price of the warrants, which is denominated in CAD, is no longer considered indexed solely to the Company’s own stock. Accordingly, the warrants no longer qualify for equity classification.

Effective October 1, 2025, the Company reclassified the warrants from additional paid-in capital to a derivative warrant liability and measured the warrants at fair value on the date of reclassification. The fair value of the warrants was determined to be $3,910,580 using the Black-Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.47%
Expected stock price volatility	77.6%
Expected warrant life in years	1.6 years
Dividend rate	Nil

Subsequent to October 1, 2025, the warrants are measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of loss. On December 31, 2025, the fair value of the warrants was determined to be $6,357,552 using the Black-Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.55%
Expected stock price volatility	72.7%
Expected warrant life in years	1.4 years
Dividend rate	Nil

The following table summarizes information about the derivative warrant liability as at December 31, 2025:

	Number of
Description	Warrants	$
Balance at December 31, 2024	—	—
Reclassification of warrants to a derivative liability	16,902,905	3,910,580
Exercise of warrants	(216,140)	(41,959)
Revaluation of warrants	—	2,381,301
Currency translation difference	—	107,600
Balance at December 31, 2025	16,686,765	6,357,552

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

11.INCOME TAXES

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

	December 31, 2025%		December 31, 2024%
Net loss before tax	$(8,861,799)		$(7,279,098)
State and local income tax, net of federal income tax effect	(2,392,686)	27	(1,965,356)	27

Foreign tax effects:
United States
Statutory tax rate difference between United States and Canada	280,210	(3)	—	—
Adjustment to prior years provision versus statutory tax returns and others	3,911,402	(44)	(192,617)	3
Changes in valuation allowance	(2,930,667)	33	1,564,509	(22)

Non-deductible expenditures
Stock-based payments	85,107	(1)	247,859	(4)
Revaluation loss – derivative liability	642,951	(7)	—	—
Others	—		158	—
Share issuance costs	(278,591)	3	(136,584)	2
Adjustment to prior years provision versus statutory tax returns	66,211	(1)	94,017	(1)
Impact of foreign exchange rates and others	(94,611)	1	—	—
Change in valuation allowances	710,674	(8)	388,014	(5)
Income tax recovery	$—		$—

The significant components of deferred tax assets that have not been included on the statements of financial position are as follows:

	December 31, 2025	December 31, 2024
Share issuance costs	$398,982	$268,150
Non-capital losses available for future period (USA)	4,195,062	2,381,162
Non-capital losses available for future period (Canada)	1,988,003	1,408,434
Exploration and evaluation assets	2,600,277	7,070,105
Asset retirement obligation	48,392	—
Equipment	(116,180)	206,678
Total deferred tax pools, net	9,114,536	11,334,529
Valuation allowance	(9,114,536)	(11,334,529)
	$—	$—

The Company has approximately $7,363,000 of non-capital losses in Canada which expire between 2041 and 2044 and approximately $19,976,000 of non-capital losses in the US. Tax attributes are subject to review and potential adjustment by tax authorities.

ALASKA SILVER CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in United States Dollars)

12.SEGMENTED INFORMATION

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

13.SUBSEQUENT EVENTS

The Company issued 256,564 Subordinate Voting Shares for the exercise of warrants for gross proceeds of CAD$190,738.

The Company issued 320,000 Subordinate Voting Shares for the exercise of stock options for gross proceeds of $144,000.

The Company issued 29,000 Subordinate Voting Shares for the exercise of stock options for gross proceeds of CAD$18,710.

On March 9, 2026 the Company converted all of its proportionate voting shares to subordinate voting shares.

