Form 10-Q
period 2026-03-31
Alaska Silver Corp.
filed 2026-05-14
CIK 1893899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant has 88,749,150 outstanding subordinate voting shares as of May 13, 2026.

The registrant has no outstanding proportionate voting shares as of May 13, 2026.

ALASKA SILVER CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

ALASKA SILVER CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Expressed in United States Dollars)

	Notes	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents		$6,433,387	$9,054,203
GST receivable		62,311	52,433
Prepaid and deposits		314,826	205,082
Total current assets		6,810,524	9,311,718
Non-Current Assets
Equipment	3	1,006,556	1,116,998
Mineral properties	4	6,305,234	6,295,910
TOTAL ASSETS		$14,122,314	$16,724,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	5	$224,569	$314,463
Due to related parties	6	1,154,009	1,342,972
Promissory note – current portion	8	120,000	120,000
Derivative warrant liabilities	10	3,247,132	6,357,552
Total current liabilities		4,745,710	8,134,987
Non-Current Liabilities
Asset retirement obligation	7	229,112	230,437
Promissory note	8	1,344,417	2,176,608
TOTAL LIABILITIES		6,319,239	10,542,032
STOCKHOLDERS’ EQUITY
Capital stock	9
Authorized:
Unlimited without par value
Issued and outstanding:
88,749,150 subordinate voting shares at March 31, 2026 and 65,663,486 at December 31, 2025; No proportionate voting shares at March 31, 2026 and 224,801 at December 31, 2025		—	—
Additional paid-in capital	9	56,143,632	55,757,668
Cumulative translation adjustment		(209,788)	(209,788)
Deficit		(48,130,769)	(49,365,286)
TOTAL SHAREHOLDERS’ EQUITY		7,803,075	6,182,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$14,122,314	$16,724,626
Nature of operations and going concern	1
Subsequent events	12

Approved by the Board of Directors:

“Christopher (Kit) Marrs”	“Kevin Nishi”
Director	Director

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

	Notes	March 31, 2026	March 31, 2025
EXPENSES
Accretion expense		$2,137	$2,093
Consulting fees		143,427	44,207
Depreciation		110,442	110,355
Exploration expenses	3	351,711	164,901
Filing and regulatory fees		25,882	11,543
Insurance		19,295	7,032
Management fees		322,583	237,613
Marketing expenses		152,016	94,276
Office and sundry		90,416	66,204
Professional fees		112,833	103,016
		(1,330,742)	(841,240)
OTHER ITEMS
Foreign exchange (loss) gain		(32,841)	14,184
Gain on derivative warrant liability revaluation	10	3,072,275	—
Loss on settlement of promissory note	8	(452,492)	—
Interest expense	8	(65,228)	(31,655)
Interest income		43,545	2,859
NET INCOME (LOSS)		1,234,517	(855,852)
OTHER COMPREHENSIVE LOSS
Unrealized foreign exchange loss on translation of foreign operations		—	(13,150)
COMPREHENSIVE INCOME (LOSS)		$1,234,517	$(869,002)
EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED		$0.01	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	9	88,522,863	64,670,020
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	9	92,869,962	64,670,020

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

	March 31, 2026	March 31, 2025
Cash flows used in operating activities:
Net income (loss) for the period	$1,234,517	$(855,852)
Adjustments for non-cash items:
Accretion expense	2,137	2,093
Depreciation expense	110,442	110,355
Share-based payments	52,053	80,242
Gain on derivative warrant liability revaluation	(3,072,275)	—
Loss on settlement of promissory note	452,492	—
Unrealized foreign exchange loss	60	—
Interest accrued on Promissory Note	65,228	31,086
	(1,155,346)	(632,076)
Changes in non-cash working capital
GST receivable	(9,878)	(5,130)
Prepaids and deposits	(109,744)	18,634
Accounts payable and accrued liabilities	(209,895)	23,434
Due to related parties	(188,963)	106,537
	(1,673,826)	(488,601)

Cash flows (used in) from investing activities:
Mineral property claim expenditures	(12,786)	—

Cash flows from (used in) financing activities:
Exercise of stock options	157,464	—
Exercise of warrants	138,332	—
Issuance of promissory note	—	1,179,983
Repayment of promissory note	(1,230,000)	(30,000)
	(934,204)	1,149,983

Effect of exchange rate changes on cash	—	(13,150)
Net change in cash for the period	(2,620,816)	648,232
Cash and cash equivalents, beginning of period	9,054,203	849,572
Cash and cash equivalents, end of period	$6,433,387	$1,497,804

Non cash financing and investing activities
Revision in ARO estimate	$(3,462)	$(7,894)
Value of warrants issued with debt units	$—	$747,488
Value of derivative warrant liability at exercise	$38,115	$—
Interest paid in cash	$120,000	$—

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States Dollars, except number of shares)

						Accumulated
	Shares				Additional	Other
	Subordinate		Proportionate		Paid-In	Comprehensive	Accumulated
	Voting		Voting		Capital	Loss	Deficit	Total
December 31, 2024	42,189,920		224,801		$45,969,682	$(220,447)	$(40,503,487)	$5,245,748
Issuance of warrants	—		—		747,488	—	—	747,488
Stock-based compensation	—		—		80,242	—	—	80,242
Foreign translation exchange loss	—		—		—	(13,150)	—	(13,150)
Net loss	—		—		—	—	(855,852)	(855,852)
March 31, 2025	42,189,920		224,801		46,797,412	(233,597)	(41,359,339)	5,204,476
December 31, 2025	65,663,486		224,801		55,757,668	(209,788)	(49,365,286)	6,182,594
Conversion of proportionate voting shares	22,480,100		(224,801)		—	—	—	—
Exercise of stock options	349,000		—		157,464	—	—	157,464
Exercise of warrants	256,564		—		176,447	—	—	176,447
Share-based compensation	—		—		52,053	—	—	52,053
Net income	—		—		—	—	1,234,517	1,234,517
March 31, 2026	88,749,150	*	—	*	$56,143,632	$(209,788)	$(48,130,769)	$7,803,075
*	The proportionate voting shares were exchanged for a total of 22,480,100 subordinate voting shares, for no additional consideration during the quarter. See Note 9.

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

1.NATURE OF OPERATIONS AND GOING CONCERN

Alaska Silver Corp. (“Alaska Silver” or the “Company”), was incorporated under the Business Corporations Act of British Columbia on April 8, 2020, as 1246779 B.C. Ltd. The Company is a public company whose subordinate voting shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM”. The Company’s registered office is 1500-1111 West Hastings St, Vancouver BC V6E 2J3. As discussed further below, the Company is in the mineral exploration and development business.

Going Concern

These condensed consolidated financial statements have been prepared with the going concern assumption, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no current source of operating revenue and has an accumulated operating deficit of $48,130,769. The Company will require further financing to operate and further develop its business. The Company’s ability to realize its assets and discharge its liabilities is dependent upon it obtaining financing as necessary and ultimately upon its ability to dispose of its mineral property interests on a profitable basis or otherwise achieve profitable operations. These material uncertainties cast substantial doubt on the Company’s ability to continue as a going concern. Failure to arrange adequate financing on acceptable terms and/or achieve profitability may have an adverse effect on the Company’s financial position, operational success, cash flow, and prospects. These condensed consolidated financial statements do not give effect to adjustments to assets or liabilities that would be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Statement of Compliance

These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2025.

These consolidated financial statements were authorized for issue by the Board of Directors on May 13, 2026.

Basis of Presentation

These condensed consolidated financial statements have been prepared on a historical cost basis, modified where applicable. In addition, these consolidated financial statements have been prepared using the accrual basis of accounting except for cash flow information.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned and controlled entities. Control is achieved when the Company has the power to govern the financial operating policies of an entity so as to obtain benefits from its activities. Subsidiaries are fully consolidated from the date on which control is transferred to the Company until the date on which control ceases.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

 2.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation (continued)

The following subsidiaries have been consolidated from all dates presented within these financial statements:

Subsidiary	Ownership	Location
Alaska Silver USA Corp (“ASUSA” and Formerly Western Alaska Copper & Gold Company)	100%	USA
Piek Inc.	100%	USA

All intercompany transactions, balances, income and expenses are eliminated upon consolidation.

These condensed consolidated financial statements are presented in United States dollars. The functional currency of each entity in the consolidated group is determined with reference to the currency of the primary economic environment in which that entity operates. The Company’s consolidated reporting currency, which is determined on a discretionary basis, is the US Dollar (“USD”). Exchange differences arising on the translation of Alaska Silver’s accounts to USD for reporting purposes, including the translation of non-monetary items using period end rates, are reported in net loss.

Use of Estimates and Assumptions

The preparation of these condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of estimates and assumptions include the carrying value and recoverability of mineral properties, valuation of asset retirement obligation, valuation of derivative warrant liabilities, valuation of stock-based compensation and the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences. Actual results could differ from those estimates and would impact future results of operations and cash flows.

3.EQUIPMENT

	March 31, 2026	December 31, 2025
	($)	($)	Life
Cost:
Equipment	2,118,332	2,118,332	5 years
Vehicles	180,859	180,859	10 years
	2,299,191	2,299,191
Accumulated Amortization:
Equipment	(1,227,398)	(1,121,477)
Vehicles	(65,237)	(60,716)
	(1,292,635)	(1,182,193)
Total	1,006,556	1,116,998

For the period ended March 31, 2026 depreciation of equipment and vehicles of $110,351 is included in exploration expenses (2025 — $110,355).

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

4.MINERAL PROPERTIES

	Round Top	Honker	Illinois Creek	Others	Total
	($)	($)	($)	($)	($)
Total Costs:
Balance at December 31, 2024	552,179	116,263	5,409,207	12,721	6,090,370
Additions (recovery)	86,600	19,800	89,705	13,330	209,435
ARO change in estimates	(7)	(92)	(3,796)	—	(3,895)
Balance at December 31, 2025	638,772	135,971	5,495,116	26,051	6,295,910
Additions	—	—	12,786	—	12,786
ARO change in estimates	(6)	(82)	(3,374)	—	(3,462)
Balance at March 31, 2026	638,766	135,889	5,504,528	26,051	6,305,234

Round Top Property, Alaska

The Round Top Property consists of 88 state mineral claims, owned 100% by ASUSA, located in the Mount McKinley and Nulato mining districts of Alaska.

Honker Property Alaska

The Honker Property consists of 24 state mineral claims, owned 100% by ASUSA, located in the Mount McKinley mining district of Alaska.

Illinois Creek Mine Project, Alaska

ASUSA acquired a 100% interest in the Illinois Creek Mine Project in fiscal 2021 through the issuance of 120 ASUSA common shares (valued at $540,000) and $3,698,000 payable by the issuance of a promissory note (note 8). As part of the acquisition in fiscal 2021, the Company also terminated a joint venture agreement on the project dating back to fiscal 2018 and reclassified share consideration under the operating agreement of which consisted of 346 common shares (valued at $692,000).

The Illinois Creek Mine Project is comprised of various state mineral claims located in Alaska.

Other Exploration Target Projects, Alaska

Paw Print Property

The Paw Print Property consists of 18 state mineral claims, owned 100% by ASUSA, located in the Mount McKinley and Nulato mining districts of Alaska.

Khotol Property

The Khotol Property consists of 16 state mineral claims, owned 100% by ASUSA, located in the Mount McKinley and Nulato mining districts of Alaska.

The Company staked the claims of both Paw Print and Khotol properties for a total of $6,368 and $6,353 in 2022 and 2023 respectively.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

5.ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2026	December 31, 2025
Accounts payable	$218,354	$289,177
Other payable	6,215	25,286
	$224,569	$314,463

6.RELATED PARTY TRANSACTIONS

Due to/from Related Parties

As at March 31, 2026, $1,154,009 (December 31, 2025 — $1,342,972) was due to related parties for management fees and exploration expenses. Promissory notes (Note 8) in the amount of $1,464,417 (December 31, 2025 — $1,634,592) are owed to related parties.

During the period ended March 31, 2026, $175,000 in promissory notes issued in 2025 with $17,500 interest was repaid to related parties while principal repayments of $30,000 were made on the promissory note issued for the Illinois Creek Agreement.

During the period ended March 31, 2025, $175,000 in promissory notes with 393,400 warrants were issued to related parties (Note 8) while principal repayments of $30,000 were made on the promissory notes issued for the Illinois Creek Agreement.

Amounts owing to related parties for management fees and exploration expenses are non-interest bearing and have no specific terms of repayment. Amounts owing to related parties for promissory notes are interest bearing and have repayment terms, refer Note 8.

7.ASSET RETIRMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending obligations associated with the retirement of the properties:

Total
Balance, December 31, 2024	$225,959
Accretion expense	8,373
Change in estimates	(3,895)
Balance, December 31, 2025	230,437
Accretion expense	2,137
Change in estimates	(3,462)
Balance, March 31, 2026	$229,112

As at March 31, 2026, the total undiscounted amount of estimated cash flows required to settle the Company’s asset retirement obligations was $240,572 (December 31, 2025 — $240,572) over the next 4 years at an annual inflation rate of 2.7% (2025 — 2.6%) and discounted using an average discount rate of 3.98% (2025 — 3.98%).

During the periods ended March 31, 2026 and 2025, the Company did not incur any reclamation expenditures.

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

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

8.PROMISSORY NOTE

	March 31, 2026	December 31, 2025
Promissory Notes – 2021	$1,464,417	1,484,593
Promissory Notes – 2025	—	812,015
Total	1,464,417	2,296,608
Less: Current Portion	(120,000)	(120,000)
	$1,344,417	2,176,608

On March 31, 2021, and in accordance with the share purchase agreement entered upon the dissolution of the Illinois Creek Joint Venture LLC, ASUSA issued a promissory note of $3,698,000. The promissory note accrued interest at 2.0% per annum.

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

As at March 31, 2026, the balance of the promissory note was $1,464,417 (December 31, 2025 —  $1,484,593) with $340,431 (December 31, 2025 — $330,606) being accrued interest. During the period ended March 31, 2026, principal repayments of $30,000 were made.

On March 12, 2025, the Company completed unsecured loan transactions with certain lenders (the “Lenders”), pursuant to which the Company has issued debt units for total consideration of $1,200,000. Each debt unit included one promissory note in the principal amount of $1,000 and 2,248 subordinate voting share purchase warrants. The promissory notes will mature after 36 months and bear interest at rate of 10% per annum. A total of 2,697,600 subordinate voting share purchase warrants (the “Warrants”) were issued as part of the debt units. Each Warrant entitles the holder to purchase one subordinate voting share of the Company at an exercise price of CAD$0.64 for a period of 36 months from the date of issuance.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

8.PROMISSORY NOTES (continued)

The net proceeds were allocated between the debt and equity components using the relative fair value method. Based on the fair values determined on the issuance date the Company allocated $645,510 of the proceeds to the promissory notes and $534,473 to the Warrants, net of share issuance costs of $20,017.

The Warrants were valued at $747,488 using the Black-Scholes Option Pricing Model with the following assumptions: annualized volatility of 93.14%, risk-free interest rate of 2.52%, expected life of 3 years and a dividend rate of Nil. The balance of the proceeds was allocated to the promissory notes. The Company also incurred issuance costs of $20,017 related to this transaction.

The promissory notes carry an effective interest rate of 29.75% and had a net book value of $812,015 at December 31, 2025. On March 23, 2026, the Company repaid the promissory note of $1,200,000 with $120,000 interest and recognized a loss of $452,492 on settlement of the promissory note.

9.SHARE CAPITAL

Authorized Capital

The Company is authorized to issue an unlimited number of subordinate voting shares without par value.

Subordinate Voting and Proportionate Stock

Pursuant to the reverse take-over (“RTO”) transaction in 2021, each ASUSA common share held by a U.S. resident shareholder was exchanged for either (i) a “Merger Unit”, comprised of 1,000 Alaska Silver subordinate voting shares (“Subordinate Voting Shares”) and 90 Proportionate Shares (“Proportionate Shares”); or (ii) 100 Proportionate Shares; and each ASUSA common share held by a non-U.S. resident shareholder was exchanged for 10,000 Subordinate Voting Shares. The Proportionate Shares are, in effect, Subordinate Voting Shares compressed at the ratio of 100:1 which have voting and economic rights on an as-converted basis. The Proportionate Shares are convertible to Subordinate Voting Shares at the request of the shareholder and with the consent of the Company. On March 9, 2026 the Company converted all of its Proportionate Shares to Subordinate Voting Shares. On May 6, 2026, the Board of Directors of the Company, approved an amendment (the “Amendment”) to the Company’s Articles of the Company to eliminate its dual-class share structure by (i) eliminating its proportionate voting share class and (ii) reidentifying its subordinate voting share class as the class of “Common Shares,”no par value, of which the Company shall be authorized to issue an unlimited number of Common Shares. The Company filed a Notice of Alteration with the Province of British Columbia Registrar of Companies to amend its Notice of Articles, and the Amendment became effective on May 7, 2026.

Basic and diluted weighted average number of shares outstanding

	March 31, 2026	March 31, 2025
Subordinate voting shares	88,522,863	42,189,920
Proportionate voting shares	—	22,480,100
Weighted averages shares outstanding – basic	88,522,863	64,670,020
Dilutive securities
Stock options	1,145,554	—
Warrants	2,800,403	—
Restricted share units	401,142	—
Weighted averages shares outstanding – diluted	92,869,962	64,670,020

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

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

The changes in stock options are summarized as follows:

	Weighted Average	Number of Shares
	Exercise Price	Issued or
	(CAD)	Issuable on Exercise
Balance at December 31, 2024	$1.26	5,627,500
Granted	$0.72	480,000
Exercised	$0.57	(1,032,000)
Forfeited	$2.28	(310,000)
Balance at December 31, 2025	$1.30	4,765,500
Exercised	$0.63	(349,000)
Balance at March 31, 2026	$1.36	4,416,500

Stock-based compensation related to stock options was allocated as follows:

- $20,950 (2025 — $35,961) was allocated to management fees;

- $211 (2025 — $9,312) was allocated to exploration expenses;

- $3,836 (2025 — $10,353) was allocated to consulting fees.

Stock options outstanding and exercisable on March 31, 2026, are summarized as follows:

	Outstanding		Exercisable
			Number of
	Number of		Subordinate
	Subordinate Voting	Weighted Average	Voting Shares	Weighted Average
	Shares Issuable on	Remaining Life	Issuable on	Remaining Life
Exercise Price (CAD)	Exercise	(Years)	Exercise	(Years)
$0.63	390,000	0.21	390,000	0.21
$0.85	355,000	0.62	355,000	0.62
$0.96	25,000	0.83	25,000	0.83
$1.65	275,000	1.13	275,000	1.13
$2.75	175,000	1.61	175,000	1.61
$3.16	1,000,000	1.81	1,000,000	1.81
$0.49	716,500	2.92	716,500	2.92
$0.85	450,000	3.21	300,000	3.21
$0.45	550,000	3.75	550,000	3.75
$0.64	80,000	4.01	60,000	4.01
$0.73	400,000	4.23	133,333	4.23
	4,416,500	2.34	3,979,833	2.34

As at March 31, 2026, the market price of the Company’s subordinate voting share was CAD$0.89 per share. The intrinsic value of the stock options was $537,011 (CAD$748,500).

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Warrants

The following table summarizes information about warrants outstanding as at March 31, 2026:

			Exercise			Number of Warrants
	Date Issued	Expiry Date	Price (CAD)			Outstanding
Private placement warrants	May 4, 2023	May 4, 2026		$3.15	*	1,491,024
Private placement warrants	September 1, 2023	September 1, 2026		$3.15	*	378,191
Agents warrants	September 1, 2023	September 1, 2026		$3.15		1,170
Private placement warrants	September 14, 2023	September 14, 2026		$3.15	*	33,086
Private placement warrants	April 26, 2024	April 26, 2027		$0.90	*	8,448,468
Agents warrants	April 26, 2024	April 26, 2027		$0.65		385,284
Private placement warrants	May 8, 2024	May 8, 2027		$0.90	*	3,398,712
Finders warrants	May 8, 2024	May 8, 2027		$0.90		92,923
Private placement warrants	May 14, 2024	May 14, 2027		$0.90	*	200,000
Promissory note warrants	March 21, 2025	March 21, 2028		$0.64	*	2,641,400
Private placement warrants	October 3, 2025	October 3, 2028	US$	0.97		21,229,000
Agents warrants	October 3, 2025	March 31, 2027	US$	0.97		849,160
			**$	1.24		39,148,418
*	reclassified as a derivative warrant liability, refer to Note 10
**	The weighted average life was 1.87 years

As at March 31, 2026, the market price of the Company’s subordinate voting share was CAD$0.89 per share. The intrinsic value of the warrants was $540,080 (CAD$752,818).

The Company’s Private placement warrants, Finder warrants and Promissory note warrants are warrants that when exercised by the holder, the Company will issue one subordinate voting share for each warrant exercise. For the Broker warrants, the holder receives one subordinate voting share and one Private placement warrant for each Broker warrant exercise.

Restricted Share Units

On December 18, 2025, the Company issued 68,334 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $53,405 of which $13,353 was recorded as share-based payment during the period ended March 31, 2026.

On June 26, 2025, the Company issued 46,950 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $26,498 of which $6,428 was recorded as share-based payment during the period ended March 31, 2026.

On March 31, 2025, the Company issued 60,414 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $28,156 of which $7,275 was recorded as share-based payment during the period ended March 31, 2026.

Share-based payments for the RSUs was allocated as follows:

- $27,056 (2025 — $15,382) from RSUs was allocated to management fees;

- $nil (2025 — $9,234) from RSUs was allocated to exploration expenses;

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Restricted Share Units (continued)

The following table summarizes information about RSUs outstanding as at March 31, 2026:

	Date Issued	Vesting Date	No. of RSUs
Outstanding at December 31, 2024			278,126
Grant	March 31, 2025	March 31, 2026	60,414
Grant	June 26, 2025	June 26, 2026	46,950
Exercised	March 1, 2024		(27,682)
Grant	December 18, 2025	December 19, 2026	68,334
Forfeited	December 27, 2024		(25,000)
Outstanding at December 31, 2025 and March 31, 2026			401,142

10.DERIVATIVE WARRANT LIABILITIES

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

Subsequent to October 1, 2025, the warrants are measured at fair value at each reporting date, with changes in fair value recognized in profit or loss. On March 31, 2026, the fair value of the warrants was determined to be $3,247,132 (December 31, 2025 - $6,357,552) using the Black-Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.79%
Expected stock price volatility	75.7%
Expected warrant life in years	1.1 years
Dividend rate	Nil

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in United States Dollars)

10.DERIVATIVE WARRANT LIABILITIES (continued)

The following table summarizes information about the derivative warrant liability as at March 31, 2026:

	Number of
Description	Warrants	$
Balance at December 31, 2024	—	—
Reclassification of warrants to a derivative liability	16,902,905	3,910,580
Exercise of warrants	(216,140)	(41,959)
Revaluation of warrants	—	2,488,901
Balance at December 31, 2025	16,686,765	6,357,522
Exercise of warrants	(95,884)	(38,115)
Revaluation of warrants	—	(3,072,275)
Balance at March 31, 2026	16,590,881	3,247,132

11.SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

(i)	Engages in business activities from which it may earn revenues and incur expenses;
(ii)	Operating results are reviewed regularly by the entity’s chief operating decision maker (“CODM”); and
(iii)	Discrete financial information is available.

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

12.SUBSEQUENT EVENTS

On May 13, 2026, the Company issued an aggregate of 1,045,609 RSUs to directors and officers and 960,000 stock options to certain directors, officers, employees and consultants of the Company, of which 500,000 stock options were granted to directors and officers of the Company. Each RSU entitles the holder to be issued one subordinate voting share of the Company on vesting. All of the RSUs will vest one year from the grant date. Each stock options is exercisable at C$0.805 for a period of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we”, “us”, “our”, or the “Company” refer to Alaska Silver Corp. and its subsidiaries.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2026, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States, or “U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.

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

Our Business

We were incorporated in the province of British Columbia on April 8, 2020 under the name 1246779 B.C. LTD. In November 2021, 1246779 B.C. LTD completed a business combination with Alaska Silver USA Corp (“ASUSA” and formerly “Western Alaska Copper and Gold Company”) and, on November 4, 2021 changed the name to Western Alaska Minerals Corp (“WACG”). On January 20, 2026, WACG changed the name to Alaska Silver USA Corp. On April 25, 2025, we changed our name to Alaska Silver Corp. We are a Canadian public company whose subordinate voting shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM”. On October 2, 2025 our subordinate voting shares began trading on the OTCQX Exchange under the symbol “WAMFF”). Our principal executive office is located at 1500-1111 West Hastings St, Vancouver, British Columbia, V6E 2J3 Canada.

We have no operating revenue and support our operations through the sale of our equity. The value of any of our mineral properties is dependent upon the existence or potential existence of economically recoverable mineral reserves.

All financial information in this MD&A of Financial Condition and Results of Operations, for current and past years, was accounted for under US GAAP.

Since 2010, we, operating through ASUSA and Alaska Silver, have been exploring and advancing interests in the Illinois Creek mining district that includes gold, silver, copper, gallium, and zinc exploration targets in western Alaska east of the Yukon River.

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

Illinois Creek Project, Alaska: Claim Consolidation

On October 17, 2018, ASUSA and one of its shareholders, Joe Piekenbrock, entered into the Operating Agreement of Illinois Creek Joint Venture LLC (the “JV Operating Agreement”), which formed the Illinois Creek Joint Venture LLC. Pursuant to the JV Operating Agreement, ASUSA issued 346 ASUSA common shares valued at $692,000 to Mr. Piekenbrock. On March 31, 2021, the members of the Illinois Creek Joint Venture LLC, agreed to terminate and dissolve the Illinois Creek Joint Venture LLC, and dissolve it, as directed by the Action of Unanimous Written Consent of the members of the Illinois Creek Joint Venture LLC, effective as of March 31, 2021. On March 31, 2021, ASUSA and Mr. Piekenbrock entered into a Stock Purchase Agreement, whereby ASUSA acquired 100% of the issued and outstanding common shares of an Alaska private company, Piek Incorporated, in exchange for 120 ASUSA common shares (valued at $540,000) and $3,698,000 payable by the issuance of a promissory note to Mr. Piekenbrock. Piek is the sole owner of 40 state mineral claims, known as the Illinois Creek Project, located in the Mount McKinley mining district of Alaska. Seventy (70) other Piek claims totaling approximately 11,135 acres were converted to a State of Alaska Uplands Mine Lease in July, 2024. An additional 86 claims were staked by ASUSA in 2021, after the acquisition of Piek, and 115 new claims were staked by ASUSA in 2022. An additional 46 claims were staked by ASUSA in 2025.

The total land package is 32,737 hectares (80,717 acres) and includes: 287 Illinois Creek Claims, 19 Khotol Claims, 18 Paw Print Claims, 24 Honker Claims, 88 Round Top Claims, and 11,135 acres converted to Uplands Mining Lease.

Illinois Creek/Waterpump Creek Property, Alaska

Our most advanced stage asset is the Illinois Creek oxide gold-silver project, a past-producing run of mine (ROM) heap leach mine that operated between 1997 and 2002. The Illinois Creek in-situ resource was updated in January 2026. The Indicated Mineral Resource Estimate is 9.0 Mt at 0.92 g/t gold and 29.72 g/t silver containing 260,000 ounces of gold and 8.3 million ounces of silver. The Inferred Mineral Resource Estimate is 10.9 Mt at 0.84 g/t gold and 30.1 g/t silver containing 290,000 ounces of gold and 10.4 million ounces of silver. The indicated and inferred mineral resources at Illinois Creek are based on an open-pit shell assuming metals prices of US $3,500/oz gold and US $45/oz silver. The mineralization within the Illinois Creek deposit is oxide material which is amenable to heap leach extraction and processing. The oxide mineralization remains open along strike and at depth.

The Illinois Creek project includes a modern, fully operational camp and 4,400-foot airstrip.

Our Waterpump Creek property is located within the Illinois Creek project. An exceptional high-grade silver-lead-zinc re-discovery was made in 2021, when we drill tested historically recognized sulfide carbonate replacement deposit (“CRD”) mineralization at depth. Drill hole WPC21-09 cut 10.5-meters (9.1 meters true thickness) of 522 g/t silver, 22.5% zinc and 14.4% lead of massive intergrown sphalerite and argentiferous galena down-dip of the historical drilling. This exceptional high-grade interval turned the focus on targeting the overall CRD potential on the property. An initial resource estimate was released on February 22, 2024. The (2.4Mt) initial resource reveals an inferred 980 g/t AgEq for 74.9Moz AgEq hosting high-grade silver & zinc.

Numerous other exploration prospects and targets exist within the Illinois Creek – Waterpump Creek CRD system, such as Warm Springs and the newly discovered Silver Sage zone. The district is underpinned by mineral resource estimates at both the Illinois Creek deposit and the Waterpump Creek deposit, but there are still many exploration opportunities and targets in the surrounding area.

Honker Property, Alaska

The Honker Property is a gold-silver (Au-Ag) low sulfidation vein system discovered in 1981 located approximately six miles north of the Illinois Creek Mine. It consists of 24 state mineral claims, owned 100% by ASUSA, located in the Mount McKinley recording district of Alaska. The Honker vein strikes up to 1,000m in length and varies from 1 to 7 meters in width. Numerous grab, channel, and bulk samples returned assays >34 g/t Au from the historic trenching and surface sampling. Numerous historic and more recent (2021) drill programs intercepted the Honker vein. Some highlights include: HK21-06 intercepted a 7.6-meter vein with numerous 1+ meter splays grading from 3 to 5 g/t Au. HK-4 intercepted 1.6 meters of 8.68 g/t Au including 0.2 meters of 38.39 g/t Au. Honker could provide high-grade feed to a combined processing operation at Illinois Creek.

Round Top Property, Alaska

The Round Top property, located 15.5 miles NE of the Illinois Creek project, is a large copper-molybdenum-silver (Cu-Mo-Ag) porphyry system that includes both high grade copper surface discoveries and drill intercepts to a depth of 800 meters. Cu-Mo-Ag mineralization is associated with Cretaceous (+/- 72 Ma) age intrusive rocks. The property consists of 88 state mineral claims, owned 100% by ASUSA, located in the Mount McKinley and Nulato recording districts of Alaska.

The TG and TG North prospects lie just to the northwest of the Round Top porphyry and are Ag-Pb-Zn CRD targets demonstrated by a 5km by 2 km Ag-Pb-Zn soil anomaly in the permissive carbonate host rocks proximal to a known intrusive source.

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

Other Corporate Matters

Subordinate Voting and Proportionate Voting Shares

In connection with a reverse takeover transaction in 2021, we created a dual share structure with subordinate voting shares and proportionate voting shares. The subordinate voting shares are listed for trading on the TSXV. The proportionate voting shares are, in effect, subordinate voting shares compressed at the ratio of 100:1 which have voting and economic rights on an as-converted basis. Each proportionate voting share is convertible into 100 subordinate voting shares. The proportionate voting shares are convertible to subordinate voting shares at the request of the shareholder. On March 9, 2026 we converted all of our proportionate voting shares to subordinate voting shares. On May 11, 2026 we eliminated the class of proportionate voting shares as an authorized class of shares and renamed the subordinate voting shares to “common shares.”

On May 13, 2026 we appointed Mr Aaron Shutt to the board of directors effective immediately. Also on May 13, 2026 we issued an aggregate of 1,045,609 RSUs to directors and officers and 960,000 stock options to certain directors, officers, employees and consultants of the Company, of which 500,000 stock options were granted to directors and officers of the Company. Each RSU entitles the holder to be issued one subordinate voting share of the Company on vesting. All of the RSUs will vest one year from the grant date. Each stock options is exercisable at C$0.805 for a period of five years.

Operations

During the quarter ended March 31, 2026, our main focus was planning for the 2026 drilling season with planning and coordinating for site activities and human resources at our Waterpump Creek project and newly discovered Silver Sage zone, located within the Illinois Creek Project. We are planning for camp to open June 1st, 2026, and to start drilling shortly after that. We are also planning for two trenching programs. One within the Illinois Creek broader area and the other at the TG North prospect.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2026	2025
Summary of components of Consolidated Statements of Operations and Comprehensive Loss	$	$
Operating expenses	(1,330,742)	(841,240)
Other items	2,565,259	(14,612)
Net income (loss)	1,234,517	(855,852)
Unrealized foreign exchange on translation of foreign operations	—	(13,150)
Comprehensive income (loss)	1,234,517	(869,002)

The net income for the three months ended March 31, 2026 was $1,234,517 compared to a loss of $869,002 for the three months ended March 31, 2025. The transition from a loss in 2025 to income in 2026 was due to the gain on the revaluation of the derivative warrant liability in 2026. This was partially offset by increases in exploration and consulting expenses in 2026.

SUMMARY OF QUARTERLY RESULTS

The following is a summary of the Company’s most recent 8 quarterly results:

	Mar 31,	Dec 31,	Sep 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2026	2025	2025	2025	2025	2024	2024	2024
Expenses	$1,330,742	$1,585,444	$2,496,510	$1,221,013	$841,240	$1,502,302	$2,844,014	$1,867,218
Net income (loss) for the period	1,234,517	(4,087,822)	(2,586,127)	(1,331,998)	(855,852)	(1,474,930)	(2,858,448)	(1,873,047)
Pre-RTO: Weighted Average number of subordinate voting shares outstanding	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Post-RTO: Weighted Average number of subordinate voting shares outstanding	88,522,863	64,763,198	42,618,524	42,287,602	42,189,920	41,989,920	41,981,678	37,326,420
Weighted Average number of proportional shares outstanding	—	224,801	224,801	224,801	224,801	224,801	224,801	224,801
Earnings (loss) per share	0.01	(0.02)	(0.02)	(0.02)	(0.01)	(0.02)	(0.05)	(0.03)
Exploration and evaluation assets – additions	$12,786	$189,442	$19,918	$75	$—	$7,532	$167,492	$—

Transaction with Related Parties

The Company’s related parties include its subsidiaries, key management personnel, and companies related by way of directors or shareholders in common. Transactions with related parties for goods and services are made on normal commercial terms.

During the three months ended March 31, 2026, the Company incurred salaries and management fees related to directors and key management of $228,736 (2025 - $208,342).

During the three months ended March 31, 2026, the Company incurred share-based compensation related to directors and key management of $49,842 (2025 - $58,460).

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

The following table presents our cash, cash equivalents and restricted cash and working capital.

	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$6,433,387	$9,054,203
Total current assets	$6,810,524	$9,311,718
Less: total current liabilities	$4,745,710	$8,134,987
Working capital	$2,064,814	$1,176,731

Debt Transactions

On March 21, 2025, we completed an unsecured loan transaction with certain lenders (the “Lenders”), pursuant to which we issued promissory notes in the aggregate principal amount of $1,200,000 (the “Loan”). The Loan will mature after 36 months and bear interest at rate of 10% per annum. The Loan will be payable after 12 months. In addition, we also issued to the Lenders an aggregate of 2,697,600 bonus warrants. Each bonus warrant entitles the holder to purchase one subordinate voting share at an exercise price of C$0.64 for a period of 36 months from the date of issuance. Of the $1,200,000, $175,000 was loaned to us by certain of our executive officers and directors, who also received an aggregate of 393,400 warrants. On March 23, 2026, we repaid the promissory note of $1,200,000 with $120,000 interest and recognized a loss of $452,492 on settlement of the promissory note.

Equity Transactions

On October 3, 2025, we completed a brokered initial public offering in the United States through a registration statement on Form S-1, of an aggregate of 21,229,000 Units for gross proceeds of approximately US$13.8 million, and paid cash commission of US$1,034,914 and issued 849,160 underwriters’ warrants.

Cash flows for the three months ended March 31, 2026

The following table presents a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended,
(in thousands)	March 31, 2026	March 31, 2025
Net cash (used in) provided by:
Operating activities	$(1,673,826)	$(488,601)
Investing activities	(12,786)	—
Financing activities	(934,204)	1,149,983
Effect of exchange rates on cash and cash equivalents	—	(13,150)
Increase (decrease) in cash and cash equivalents	$(2,620,816)	$648,232

Working Capital

As of March 31, 2026, we had working capital of $2,064,814 (December 31, 2025 – working capital of $1,176,731).

Cash

As of March 31, 2026, we had cash of $6,433,387 (December 31, 2025 – $9,054,203).

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2026, was $1,673,826 (2025 - $488,601). Cash was mostly spent on management fees, marketing fees, professional fees and consulting fees.

Cash Used in Investing Activities

During the three months ended March 31, 2026, we spent $12,786 (2025 - $nil) on mineral properties acquisition and $nil (2025 - $nil) on equipment purchases for the camp.

Cash (Used in) generated by Financing Activities

During the three months ended March 31, 2026, we spent $934,204 (2025 – received $1,149,983) in net financing activities. The cash used in financing activities was to repay the Loan with accrued interest of $1,320,000 in 2026.

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

Research and Development Activities

We do not incur significant R&D costs. Our major operating costs are costs associated with our exploration activities.

Share Information

The following table summarizes the fully diluted number of subordinate voting shares outstanding as of March 31, 2026:

	Fully diluted	Fully diluted
	subordinate voting	subordinate voting
	shares as at Mar 31,	shares as at May 14,
	2026	2026
Subordinate voting shares	88,749,150	88,749,150
Options	4,416,500	5,376,500
Restricted share units	401,142	1,446,751
Warrants	39,148,418	39,148,418
Fully Diluted Subordinate voting shares	132,715,210	134,720,819

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

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue our operation as a going concern for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. At March 31, 2026, we had not achieved profitable operations and had an accumulated deficit of $48,130,769.

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

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities

We have issued 349,000 subordinate voting shares on the exercise of stock options and 256,564 subordinate voting shares on the exercise of warrants in the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amendment to the Articles of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 7, 2026, and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Silver Corp.

Date: May 14, 2026	By:	/s/ Christopher “Kit” Marrs
Christopher “Kit” Marrs
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2026		/s/ Darren Morgans
Darren Morgans
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)