Form 10-Q
period 2026-06-30
Alaska Silver Corp.
filed 2026-08-13
CIK 1893899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-290204

ALASKA SILVER CORP.

(Exact name of registrant as specified in its charter)

British Columbia	87-4818470
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1500-1111 West Hasting St
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

The registrant has 89,069,150 outstanding common shares as of July 31, 2026.

ALASKA SILVER CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALASKA SILVER CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Expressed in United States Dollars)

	Notes	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents		$4,078,106	$9,054,203
GST receivable		72,384	52,433
Prepaid and deposits		245,582	205,082
Deferred share issue costs		64,532	—
Total current assets		4,460,604	9,311,718
Non-Current Assets
Equipment	3	1,278,845	1,116,998
Mineral properties	4	6,311,496	6,295,910
TOTAL ASSETS		$12,050,945	$16,724,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	5	$1,048,795	$314,463
Due to related parties	6	1,162,667	1,342,972
Promissory note – current portion	8	120,000	120,000
Derivative warrant liabilities	10	1,648,269	6,357,552
Total current liabilities		3,979,731	8,134,987
Non-Current Liabilities
Asset retirement obligation	7	232,135	230,437
Promissory note	8	1,324,108	2,176,608
TOTAL LIABILITIES		5,535,974	10,542,032
STOCKHOLDERS’ EQUITY
Capital stock	9
Authorized:
Unlimited common shares
Issued and outstanding:
89,069,150 common shares at June 30, 2026 and 65,663,486 at December 31, 2025; No proportionate voting shares at June 30, 2026 and 224,801 at December 31, 2025		—	—
Additional paid-in capital	9	56,580,751	55,757,668
Cumulative translation adjustment		(209,788)	(209,788)
Deficit		(49,855,992)	(49,365,286)
TOTAL STOCKHOLDERS’ EQUITY		6,514,971	6,182,594
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$12,050,945	$16,724,626
Nature of operations and going concern	1

Approved by the Board of Directors:

“Christopher (Kit) Marrs”	“Kevin Nishi”
Director	Director

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

		For the three months ended June 30		For the six months ended June 30
	Notes	2026	2025	2026	2025
EXPENSES
Accretion expense	7	$2,137	$2,093	$4,274	$4,186
Consulting fees	9	161,735	110,109	305,162	154,316
Depreciation	3	110,442	110,529	220,884	220,884
Exploration expenses	9	2,041,233	317,843	2,392,944	482,744
Filing and regulatory fees		54,528	50,824	80,410	62,367
Insurance		42,140	25,342	61,435	32,374
Management fees	9	513,628	292,489	836,211	530,102
Marketing expenses		149,108	130,770	301,124	250,298
Office and sundry		65,625	18,910	156,041	59,862
Professional fees		207,648	162,104	320,481	265,120
		(3,348,224)	(1,221,013)	(4,678,966)	(2,062,253)
OTHER ITEMS
Foreign exchange gain (loss)		17,416	(43,382)	(15,425)	(29,198)
Gain on derivative liability revaluation	10	1,598,863	—	4,671,138	—
Loss on settlement of promissory note	8	—	—	(452,492)	—
Interest expense	8	(9,691)	(72,509)	(74,919)	(104,056)
Interest income		16,413	4,906	59,958	7,765
NET LOSS		$(1,725,223)	$(1,331,998)	$(490,706)	$(2,187,742)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign exchange gain (loss) on translation of foreign operations		—	6,006	—	(7,144)
COMPREHENSIVE LOSS		(1,725,223)	(1,325,992)	(490,706)	(2,194,886)
LOSS PER SHARE – BASIC AND DILUTED		$(0.02)	$(0.02)	$(0.01)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	9	88,781,968	64,706,656	88,669,449	64,688,439

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

	June 30, 2026	June 30, 2025
Cash flows used in operating activities:
Net loss for the period	$(490,706)	$(2,187,742)
Adjustments for non-cash items:
Accretion expense	4,274	4,186
Depreciation expense	220,884	220,884
Share-based payments	345,172	194,636
Gain on derivative warrant liability revaluation	(4,671,138)	—
Loss on settlement of promissory note	452,492	—
Unrealized foreign exchange loss	60	3,205
Interest accrued on Promissory Note	74,919	103,467
	(4,064,043)	(1,661,364)
Changes in non-cash working capital
GST receivable	(19,951)	(17,891)
Prepaids and deposits	(40,500)	12,220
Accounts payable and accrued liabilities	614,331	24,340
Due to related parties	(180,305)	248,806
	(3,690,468)	(1,393,889)

Cash flows (used in) from investing activities:
Purchase of equipment	(382,731)	—
Mineral property claim expenditures	(18,162)	—
	(400,893)	—

Cash flows from (used in) financing activities:
Deferred share issue costs	(64,532)	—
Exercise of stock options	301,464	22,924
Exercise of warrants	138,332	—
Issuance of promissory note	—	1,179,983
Repayment of promissory note	(1,260,000)	(60,000)
	(884,736)	1,142,907

Effect of exchange rate changes on cash	—	(7,144)
Net change in cash for the period	(4,976,097)	(258,126)
Cash and cash equivalents, beginning of period	9,054,203	849,572
Cash and cash equivalents, end of period	$4,078,106	$591,446

Non cash financing and investing activities
Revision in ARO estimate	$(2,576)	$(8,285)
Value of warrants issued with debt units	$—	$534,473
Value of derivative warrant liability at exercise	$38,115	$—
Interest paid in cash	$120,000	$—

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States Dollars, except number of shares)

				Accumulated
	Shares		Additional	Other
	Common	Proportionate	Paid-In	Comprehensive	Accumulated
	Shares	Voting	Capital	Loss	Deficit	Total
December 31, 2024	42,189,920	224,801	$45,969,682	$(220,447)	$(40,503,487)	$5,245,748
Issuance of warrants	—	—	534,473	—	—	534,473
Stock-based compensation	—	—	80,242	—	—	80,242
Foreign translation exchange loss	—	—	—	(13,150)	—	(13,150)
Net loss	—	—	—	—	(855,744)	(855,744)
March 31, 2025	42,189,920	224,801	46,584,397	(233,597)	(41,359,231)	4,991,569
Exercise of stock options	70,000	—	22,924	—	—	22,924
Exercise of RSUs	27,682	—	—	—	—	—
Stock-based compensation	—	—	114,394	—	—	114,394
Foreign translation exchange gain	—	—	—	6,006	—	6,006
Net loss	—	—	—	—	(1,331,998)	(1,331,998)
June 30, 2025	42,287,602	224,801	46,721,715	(227,591)	(42,691,229)	3,802,895
December 31, 2025	65,663,486	224,801	55,757,668	(209,788)	(49,365,286)	6,182,594
Conversion of proportionate voting shares*	22,480,100	(224,801)	—	—	—	—
Exercise of stock options	349,000	—	157,464	—	—	157,464
Exercise of warrants	256,564	—	176,447	—	—	176,447
Stock-based compensation	—	—	52,053	—	—	52,053
Net income	—	—	—	—	1,234,517	1,234,517
March 31, 2026	88,749,150	—	56,143,632	(209,788)	(48,130,769)	7,803,075
Exercise of stock options	320,000	—	144,000	—	—	144,000
Stock-based compensation	—	—	293,119	—	—	293,119
Net loss	—	—	—	—	(1,725,223)	(1,725,223)
June 30, 2026	89,069,150	—	$56,580,751	$(209,788)	$(49,855,992)	$6,514,971
*	The proportionate voting shares were exchangeable into a total of 22,480,100 subordinate voting shares, for no additional consideration. See Note 9.

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

1.NATURE OF OPERATIONS AND GOING CONCERN

Alaska Silver Corp. (“Alaska Silver” or the “Company”), was incorporated under the Business Corporations Act of British Columbia on April 8, 2020, as 1246779 B.C. Ltd. The Company is a public company whose common shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM”. The Company’s registered office is 1500-1111 West Hastings St., Vancouver BC V6E 2J3. As discussed further below, the Company is in the mineral exploration and development business.

Going Concern

These condensed consolidated financial statements have been prepared with the going concern assumption, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no current source of operating revenue, has incurred a loss of $490,706 in the period and has an accumulated operating deficit of $49,855,992. The Company will require further financing to operate and further develop its business. The Company’s ability to realize its assets and discharge its liabilities is dependent upon it obtaining financing as necessary and ultimately upon its ability to dispose of its mineral property interests on a profitable basis or otherwise achieve profitable operations. These material uncertainties cast substantial doubt on the Company’s ability to continue as a going concern. Failure to arrange adequate financing on acceptable terms and/or achieve profitability may have an adverse effect on the Company’s financial position, operational success, cash flow, and prospects. These condensed consolidated financial statements do not give effect to adjustments to assets or liabilities that would be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

These condensed consolidated financial statements were authorized for issue by the Board of Directors on August 12, 2026.

Basis of Presentation

These condensed consolidated financial statements have been prepared on a historical cost basis, modified where applicable. In addition, these consolidated financial statements have been prepared using the accrual basis of accounting except for cash flow information. Certain comparative balances within the statement of loss and comprehensive loss have been reclassified to conform to the current years presentation.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Use of Estimates and Assumptions

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of estimates and assumptions include the carrying value and recoverability of mineral properties, valuation of asset retirement obligation, valuation of derivative warrant liabilities, valuation of stock-based compensation and the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences. Actual results could differ from those estimates and would impact future results of operations and cash flows.

3.EQUIPMENT

	June 30, 2026	December 31, 2025
	($)	($)	Life
Cost:
Equipment	2,450,843	2,118,332	5 years
Vehicles	231,079	180,859	10 years
	2,681,922	2,299,191
Accumulated Amortization:
Equipment	(1,333,319)	(1,121,477)
Vehicles	(69,758)	(60,716)
	(1,403,077)	(1,182,193)
Total	1,278,845	1,116,998

For the period ended June 30, 2026 depreciation of equipment and vehicles was $220,884 (2025 — $220,884).

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

4.MINERAL PROPERTIES

	Round Top	Honker	Illinois Creek	Others	Total
	($)	($)	($)	($)	($)
Total Costs:
Balance at December 31, 2024	552,179	116,263	5,409,207	12,721	6,090,370
Additions (recovery)	86,600	19,800	89,705	13,330	209,435
ARO change in estimates	(7)	(92)	(3,796)	—	(3,895)
Balance at December 31, 2025	638,772	135,971	5,495,116	26,051	6,295,910
Additions	—	—	18,162	—	18,162
ARO change in estimates	(4)	(60)	(2,512)	—	(2,576)
Balance at June 30, 2026	638,768	135,911	5,510,766	26,051	6,311,496

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

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

5.ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2026	December 31, 2025
Accounts payable	$1,042,698	$289,177
Other payable	6,097	25,286
	$1,048,795	$314,463

6.RELATED PARTY TRANSACTIONS

Due to/from Related Parties

As at June 30, 2026, $1,162,667 (December 31, 2025 — $1,342,972) was due to related parties for management fees and exploration expenses. Promissory notes (Note 8) in the amount of $1,444,108 (December 31, 2025 — $1,634,592) are owed to related parties.

During the period ended June 30, 2026, $175,000 in promissory notes issued in 2025 with $17,500 interest was repaid to related parties while principal repayments of $60,000 were made on the promissory note issued for the Illinois Creek Agreement.

During the period ended June 30 2025, $175,000 in promissory notes with 393,400 warrants were issued to related parties (Note 8) while principal repayments of $60,000 were made on the promissory notes issued for the Illinois Creek Agreement.

Amounts owing to related parties for management fees and exploration expenses are non-interest bearing and have no specific terms of repayment. Amounts owing to related parties for promissory notes are interest bearing and have repayment terms, refer to Note 8.

7.ASSET RETIRMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending obligations associated with the retirement of the properties:

Total
Balance, December 31, 2024	$225,959
Accretion expense	8,373
Change in estimates	(3,895)
Balance, December 31, 2025	230,437
Accretion expense	4,274
Change in estimates	(2,576)
Balance, June 30, 2026	$232,135

As at June 30, 2026, the total undiscounted amount of estimated cash flows required to settle the Company’s asset retirement obligations was $240,572 (December 31, 2025 — $240,572) over the next 4 years at an annual inflation rate of 3.3% (2025 — 2.6%) and discounted using an average discount rate of 4.27% (2025 — 3.80%).

During the periods ended June 30, 2026 and 2025, the Company did not incur any reclamation expenditures.

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

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

8.PROMISSORY NOTE

	June 30, 2026	December 31, 2025
Promissory Notes – 2021	$1,444,108	1,484,593
Promissory Notes – 2025	—	812,015
Total	1,444,108	2,296,608
Less: Current Portion	(120,000)	(120,000)
	$1,324,108	2,176,608

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

As at June 30, 2026, the balance of the promissory note was $1,444,108 (December 31, 2025 —  $1,484,593) with $350,121 (December 31, 2025 — $330,606) being accrued interest. During the period ended June 30, 2026, principal repayments of $60,000 were made.

On March 12, 2025, the Company completed unsecured loan transactions with certain lenders (the “Lenders”), pursuant to which the Company has issued debt units for total consideration of $1,200,000. Each debt unit included one promissory note in the principal amount of $1,000 and 2,248 subordinate voting share purchase warrants. The promissory notes will mature after 36 months and bear interest at a rate of 10% per annum. A total of 2,697,600 subordinate voting share purchase warrants (the “Warrants”) were issued as part of the debt units. Each Warrant entitles the holder to purchase one subordinate voting share of the Company at an exercise price of CAD$0.64 for a period of 36 months from the date of issuance.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

9.SHARE CAPITAL

Authorized Capital

The Company is authorized to issue an unlimited number of common shares without par value.

Subordinate Voting and Proportionate Stock

Pursuant to the reverse take-over (“RTO”) transaction in 2021, each ASUSA common share held by a U.S. resident shareholder was exchanged for either (i) a “Merger Unit”, comprised of 1,000 Alaska Silver subordinate voting shares (“Subordinate Voting Shares”) and 90 Proportionate Shares (“Proportionate Shares”); or (ii) 100 Proportionate Shares; and each ASUSA common share held by a non-U.S. resident shareholder was exchanged for 10,000 Subordinate Voting Shares. The Proportionate Shares are, in effect, Subordinate Voting Shares compressed at the ratio of 100:1 which have voting and economic rights on an as-converted basis. The Proportionate Shares are convertible to Subordinate Voting Shares at the request of the shareholder and with the consent of the Company. On March 9, 2026 the Company converted all of its Proportionate Shares to Subordinate Voting Shares. On May 11, 2026 the Company eliminated the class of Proportionate Shares as an authorized class of shares and renamed the Subordinate Voting Shares of the Company to “Common Shares”.

Basic and diluted weighted average number of shares outstanding

	June 30, 2026	June 30, 2025
Common shares	88,669,449	42,208,339
Proportionate voting shares	—	22,480,100
Weighted averages shares outstanding – basic and diluted	88,669,449	64,688,439

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Stock Options

The Company has a stock option plan under which the Board of Directors may grant options to acquire common shares of the Company to qualified directors, officers, employees, and other service providers. The stock option vests according to the provisions of the individual option agreements approved by the directors’ and have a maximum of 10 years until expiry. The plan allows for the issuance of up to 10% of the number of issued and outstanding common shares of the Company at any time on a non-diluted basis.

The changes in stock options are summarized as follows:

	Weighted Average	Number of Shares
	Exercise Price	Issued or
	(CAD)	Issuable on Exercise
Balance at December 31, 2024	$1.26	5,627,500
Granted	$0.72	480,000
Exercised	$0.57	(1,032,000)
Forfeited	$2.28	(310,000)
Balance at December 31, 2025	$1.30	4,765,500
Granted	$0.81	1,060,000
Exercised	$0.63	(669,000)
Expired	$0.63	(70,000)
Balance at June 30, 2026	$1.30	5,086,500

On May 18, 2026, the Company granted 100,000 options to an officer of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD $0.82 per common share and were vested 1/3 every year starting from May 18, 2026, onwards.

On May 13, 2026, the Company granted 960,000 options to directors, officers and consultants of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD $0.805 per common share and were vested 1/3 every year starting from May 13, 2026, onwards.

On April 2, 2025, the Company granted 80,000 options to consultants of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD$0.64 per common share. The options vest ¼ every three months starting from July 2, 2025.

On June 23, 2025, the Company granted 400,000 options to officers of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD $0.73 per common share and vest 1/3 every year starting from June 23, 2025, onwards.

The following assumptions were used for the Black-Scholes pricing model calculations:

	April 2, 2025	June 23, 2025	May 13, 2026	May 18, 2026
Risk-free interest rate	2.58%	2.90%	3.23%	3.23%
Expected stock price volatility	92.43%	90.33%	88.34%	88.34%
Expected option life in years	5 years	5 years	5 years	5 years
Dividend rate	Nil	Nil	Nil	Nil

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Stock Options (continued)

Stock-based compensation related to stock options was allocated as follows:

- $137,617 (2025 — $97,265) was allocated to management fees;

- $29,933 (2025 — $10,922) was allocated to exploration expenses;

- $50,786 (2025 — $30,456) was allocated to consulting fees.

Stock options outstanding and exercisable on June 30, 2026, are summarized as follows:

	Outstanding		Exercisable
			Number of
	Number of		Common
	Common	Weighted Average	Shares	Weighted Average
	Shares Issuable on	Remaining Life	Issuable on	Remaining Life
Exercise Price (CAD)	Exercise	(Years)	Exercise	(Years)
$0.85	355,000	0.37	355,000	0.37
$0.96	25,000	0.58	25,000	0.58
$1.65	275,000	0.88	275,000	0.88
$2.75	175,000	1.36	175,000	1.36
$3.16	1,000,000	1.56	1,000,000	1.56
$0.49	716,500	2.67	716,500	2.67
$0.85	450,000	2.96	450,000	2.96
$0.45	550,000	3.50	550,000	3.50
$0.64	80,000	3.76	80,000	3.76
$0.73	400,000	3.98	266,667	3.98
$0.81	960,000	4.87	320,000	4.87
$0.82	100,000	4.88	33,333	4.88
	5,086,500	2.83	4,246,500	2.83

As at June 30, 2026, the market price of the Company’s common shares was CAD$0.69 per share. The intrinsic value of the stock options was $196,552 (CAD$279,300).

Warrants

The changes in warrants are summarized as follows:

	Weighted	Number of Shares
	Average Exercise	Issued or Issuable
	Price (CAD)	on Exercise
Balance at December 31, 2024	$1.15	15,986,286
Granted	$1.25	24,775,760
Expired	$2.35	(172,540)
Exercised	$0.89	(1,184,524)
Balance at December 31, 2025	$1.26	39,404,982
Expired	$3.15	(1,491,024)
Exercised	$0.74	(256,564)
Balance at June 30, 2026	$1.17	37,657,394

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Warrants (continued)

The following table summarizes information about warrants outstanding as at June 30, 2026:

			Exercise			Number of Warrants
	Date Issued	Expiry Date	Price (CAD)			Outstanding
Private placement warrants	September 1, 2023	September 1, 2026		$3.15	*	378,191
Agents warrants	September 1, 2023	September 1, 2026		$3.15		1,170
Private placement warrants	September 14, 2023	September 14, 2026		$3.15	*	33,086
Private placement warrants	April 26, 2024	April 26, 2027		$0.90	*	8,448,468
Agents warrants	April 26, 2024	April 26, 2027		$0.65		385,284
Private placement warrants	May 8, 2024	May 8, 2027		$0.90	*	3,398,712
Finders warrants	May 8, 2024	May 8, 2027		$0.90		92,923
Private placement warrants	May 14, 2024	May 14, 2027		$0.90	*	200,000
Promissory note warrants	March 21, 2025	March 21, 2028		$0.64	*	2,641,400
Private placement warrants	October 3, 2025	October 3, 2028	US$	0.97		21,229,000
Agents warrants	October 3, 2025	March 31, 2027	US$	0.97		849,160
			**$	1.17		37,657,394
*	reclassified as a derivative warrant liability, refer to Note 10
**	The weighted average life was 1.69 years

As at June 30, 2026, the market price of the Company’s common shares was CAD$0.69 per share. The intrinsic value of the warrants was $103,787 (CAD$147,481).

The Company’s Private placement warrants, Finder warrants and Promissory note warrants are warrants that when exercised by the holder, the Company will issue one common share for each warrant exercise. For the Broker warrants, the holder receives one common share and one Private placement warrant for each Broker warrant exercise.

Restricted Share Units

On May 13, 2026, the Company issued 1,045,608 RSUs to directors and officers of the Company with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one common share of the Company on vesting. These RSUs are valued at the date of grant at $614,255 of which $79,962 was recorded as share-based payments during the period ended June 30, 2026.

On December 18, 2025, the Company issued 68,334 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $53,405 of which $26,731 was recorded as share-based payment during the period ended June 30, 2026.

On June 26, 2025, the Company issued 46,950 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $26,498 of which $12,868 was recorded as share-based payments during the period ended June 30, 2026.

On March 31, 2025, the Company issued 60,414 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one Subordinate Voting Share of the Company on vesting. These RSUs are valued at the date of grant at $28,156 of which $7,275 was recorded as share-based payments during the period ended June 30, 2026.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Restricted Share Units (continued)

Share-based payments for the RSUs was allocated as follows:

- $126,836 (2025 — $15,382) from RSUs was allocated to management fees;

- $nil (2025 — $9,234) from RSUs was allocated to exploration expenses;

The following table summarizes information about RSUs outstanding as at June 30, 2026:

	Date Issued	Vesting Date	No. of RSUs
Outstanding at December 31, 2024			278,126
Grant	March 31, 2025	March 31, 2026	60,414
Grant	June 26, 2025	June 26, 2026	46,950
Exercised	March 1, 2024		(27,682)
Grant	December 18, 2025	December 19, 2026	68,334
Forfeited	December 27, 2024		(25,000)
Outstanding at December 31, 2025			401,142
Granted	May 13, 2026	May 13, 2027	1,045,609
Outstanding at June 30, 2026			1,446,751

10.DERIVATIVE WARRANT LIABILITIES

Prior to October 1, 2025, the Company had outstanding share purchase warrants that were exercisable for common shares of the Company at a fixed exercise price denominated in CAD dollars. While the Company’s functional currency was CAD, the warrants were classified as equity instruments as the warrants were indexed to the Company’s own stock and met the criteria for equity classification.

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

Subsequent to October 1, 2025, the warrants are measured at fair value at each reporting date, with changes in fair value recognized in profit or loss. On June 30, 2026, the fair value of the warrants was determined to be $1,648,269 (December 31, 2025 - $6,357,552) using the Black-Scholes pricing model with the following weighted-average assumptions:

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in United States Dollars)

	December 31, 2025	June 30, 2026
Risk-free interest rate	2.55%	2.72%
Expected stock price volatility	72.7%	75.5%
Expected warrant life in years	1.4 years	1.0 years
Dividend rate	Nil	Nil

10.DERIVATIVE WARRANT LIABILITIES (continued)

The following table summarizes information about the derivative warrant liability as at June 30, 2026:

	Number of
Description	Warrants	$
Balance at December 31, 2024	—	—
Reclassification of warrants to a derivative liability	16,902,905	3,910,580
Exercise of warrants	(216,140)	(41,929)
Revaluation of warrants	—	2,488,901
Balance at December 31, 2025	16,686,765	6,357,552
Exercise of warrants	(95,884)	(38,145)
Expiration of warrants	(1,491,024)	—
Revaluation of warrants	—	(4,671,138)
Balance at June 30, 2026	15,099,857	1,648,269

11.SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

(i)	Engages in business activities from which it may earn revenues and incur expenses;
(ii)	Operating results are reviewed regularly by the entity’s chief operating decision maker (“CODM”); and
(iii)	Discrete financial information is available.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States, or “U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.

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

Our Business

We were incorporated in the province of British Columbia on April 8, 2020 under the name 1246779 B.C. LTD. In November 2021, 1246779 B.C. LTD completed a business combination with Alaska Silver USA Corp (“ASUSA” and formerly “Western Alaska Copper and Gold Company”) and, on November 4, 2021 changed the name to Western Alaska Minerals Corp (“WACG”). On January 20, 2026, WACG changed the name to Alaska Silver USA Corp. On April 25, 2025, we changed our name to Alaska Silver Corp. We are a Canadian public company whose common shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM” and quoted on the OTCQX Exchange under the symbol “WAMFF”). Our principal executive office is located at 1500-1111 West Hastings St, Vancouver, British Columbia, V6E 2J3 Canada.

We have no operating revenue and support our operations through the sale of our equity. The value of any of our mineral properties is dependent upon the existence or potential existence of economically recoverable mineral reserves.

We have one directly-held wholly-owned subsidiary, ASUSA, and one indirectly held, wholly owned subsidiary, Piek Incorporated. ASUSA exists under the laws of Alaska and carries out exploration activities in Alaska.

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

We have adopted the mining disclosure standards of Subpart 1300 of Regulation S-K, or “S-K 1300”). We are subject to and required to disclose mineral resources and mineral reserves in accordance with S-K 1300. While the S-K 1300 rules are similar to National Instrument 43-101 rules in Canada, they are not identical and therefore two reports have been produced for the Illinois Creek Project. The disclosure in this quarterly report on Form 10-Q is related to the Illinois Creek Project is based on the S-K 1300 technical report summary entitled “S-K 1300 Technical Report Summary, Illinois Creek Project, Western Alaska, USA”, with an effective date of January 22, 2026 and a signature date of March 9, 2026.

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

Other Corporate Matters and Recent Updates

Subordinate Voting and Proportionate Voting Shares

In connection with a reverse takeover transaction in 2021, we created a dual share structure with subordinate voting shares and proportionate voting shares. The subordinate voting shares are listed for trading on the TSXV. The proportionate voting shares are, in effect, subordinate voting shares compressed at the ratio of 100:1 which have voting and economic rights on an as-converted basis. Each proportionate voting share is convertible into 100 subordinate voting shares. The proportionate voting shares are convertible to subordinate voting shares at the request of the shareholder. On March 9, 2026 we converted all of the proportionate voting shares to subordinate voting shares. On May 11, 2026 we eliminated the class of Proportionate Shares as an authorized class of shares and renamed the Subordinate Voting Shares of the Company to “Common Shares”.

PIPE Financing

The Company has announced its intent to pursue a private investment in public equity financing (the “PIPE Financing”) of up to 13,846,910 units (“Units”) at an offering price of C$0.55 per Unit for aggregate gross proceeds of up to C$7,615,800 (approximately US$5,462,000). The Company intends to use the proceeds from the Financing to expand its ongoing 2026 exploration program at the Illinois Creek Project. The Company currently has a 6,000-metre drilling program underway and intends to increase the program to approximately 9,000 metres. The Company expects the expanded program to provide flexibility for additional drilling at priority targets, including Waterpump Creek and Silver Sage. The Company also intends to use the proceeds for ongoing metallurgical and technical work, baseline environmental studies and general corporate purposes. The PIPE Financing is expected to close on or about August 14, 2026, subject to the satisfaction of customary closing conditions and receipt of all necessary regulatory approvals. Securities issued pursuant to the PIPE Financing will be subject to applicable resale restrictions under Canadian and United States securities laws. The Company provides no assurance that the planned PIPE financing will close, or that the Company will be able to use the proceeds to successfully advance its programs as described above.

Operations

During the quarter ended June 30, 2026, our main focus was to open the camp and start the 2026 drilling season at our Waterpump Creek project and newly discovered Silver Sage zone, located within the Illinois Creek Project. We are also planning for additional field work including soil sampling, trenching, and mapping.

The Company’s Illinois Creek camp opened late May 2026, with some minor pre-season operations in March and April. Drilling commenced in June 2026 at it’s Waterpump Creek property and the recently discovered Silver Sage prospect (2025). The 2026 exploration program utilized two of the Company owned drill rigs to find extensions of mineralization at the Waterpump Creek prospect and define the mineralized zone identified by surface sampling in 2025 at the Silver Sage zone. Numerous other field studies have been conducted, including trenching, soil sampling, and reconnaissance mapping across other prospects in the district. Numerous contractors have also conducted work as part of our regular de-risking studies and as additional studies to support the Proposed Access Road.

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

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2026	2025
Summary of components of Consolidated Statements of Operations and Comprehensive Loss	$	$
Operating expenses	(4,678,966)	(2,062,253)
Other items	4,188,260	(125,489)
Net loss	(490,706)	(2,187,742)
Unrealized foreign exchange on translation of foreign operations	—	(7,144)
Comprehensive loss	(490,706)	(2,194,886)

The net loss for the six months ended June 30, 2026 was $490,706 compared to a net loss of $2,187,742 for the six months ended June 30, 2025. The decrease in net loss in 2026 is due to increases in exploration and consulting expenses in 2026 offset by the gain on the revaluation of the derivative liability.

SUMMARY OF QUARTERLY RESULTS

The following is a summary of the Company’s most recent 8 quarterly results:

	June 30,	Mar 31,	Dec 31,	Sep 30,	June 30,	Mar 31,	Dec 31,	Sep 30,
	2026	2026	2025	2025	2025	2025	2024	2024
Expenses	$3,348,224	$1,330,742	$1,585,444	$2,496,510	$1,221,013	$841,240	$1,502,302	$2,844,014
Net income (loss) for the period	(1,725,223)	1,234,517	(4,087,822)	(2,586,127)	(1,331,998)	(855,744)	(1,474,930)	(2,858,448)
Pre-RTO: Weighted Average number of common shares outstanding	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Post-RTO: Weighted Average number of common shares outstanding	88,781,968	88,522,863	64,763,198	42,618,524	42,287,602	42,189,920	41,989,920	41,981,678
Weighted Average number of proportional shares outstanding	—	—	224,801	224,801	224,801	224,801	224,801	224,801
Earnings (loss) per share	(0.02)	0.01	(0.02)	(0.02)	(0.02)	(0.01)	(0.02)	(0.05)
Exploration and evaluation assets – additions	$5,376	$12,786	$189,442	$19,918	$75	$—	$7,532	$167,492

Transaction with Related Parties

The Company’s related parties include its subsidiaries, key management personnel, and companies related by way of directors or shareholders in common. Transactions with related parties for goods and services are made on normal commercial terms.

During the three months ended June 30, 2026, the Company incurred salaries and management fees related to directors and key management of $228,883 (2025 - $195,660).

During the three months ended June 30, 2026, the Company incurred share-based compensation related to directors and key management of $202,010 (2025 - $97,319).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk that we will encounter difficulty in satisfying financial obligations as they become due. We manage our liquidity risk by forecasting cash flows from operations and anticipated investing and financing activities. Our objective in managing liquidity risk is to maintain sufficient readily available reserves to meet our liquidity requirements.

Sources of Liquidity

As of June 30, 2026, our principal source of liquidity was cash of approximately $4,078,106. We have financed operations to date with proceeds from external financings. We do not have operating revenue to finance our existing obligations and therefore must continue to rely on external financing to generate capital to maintain our capacity to meet working capital requirements. We have relied on debt and equity raises to finance our operating activities since incorporation. We intend to continue to rely on debt and the issuance shares to finance our operations. However, there is a risk that additional financing will not be available on a timely basis or on terms acceptable to us. We do not have any material sources of unused sources of liquid assets. All liquid assets are available for use to finance our operations. Our management concluded that our recurring losses from operations, and the fact that we have not generated significant revenue or positive cash flows from operations, raised substantial doubt about our ability to continue as a going concern for the next 12 months.

The following table presents our cash, cash equivalents and restricted cash and working capital.

	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$4,078,106	$9,054,203
Total current assets	$4,460,604	$9,311,718
Less: total current liabilities	$3,979,731	$8,134,987
Working capital	$480,873	$1,176,731

Debt Transactions

On March 21, 2025, we completed an unsecured loan transaction with certain lenders (the “Lenders”), pursuant to which we issued promissory notes in the aggregate principal amount of $1,200,000 (the “Loan”). The Loan will mature after 36 months and bear interest at rate of 10% per annum. The Loan will be payable after 12 months. In addition, we also issued to the Lenders an aggregate of 2,697,600 bonus warrants. Each bonus warrant entitles the holder to purchase one common share at an exercise price of C$0.64 for a period of 36 months from the date of issuance. Of the $1,200,000, $175,000 was loaned to us by certain of our executive officers and directors, who also received an aggregate of 393,400 warrants. On March 23, 2026, we repaid the promissory note of $1,200,000 with $120,000 interest and recognized a loss of $452,492 on settlement of the promissory note.

Equity Transactions

On October 3, 2025, we completed a brokered initial public offering in the United States through a registration statement on Form S-1, of an aggregate of 21,229,000 Units for gross proceeds of approximately US$13.8 million, and paid cash commission of US$1,034,914 and issued 849,160 underwriters’ warrants.

Cash flows for the six months ended June 30, 2026

The following table presents a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended,
(in thousands)	June 30, 2026	June 30, 2025
Net cash (used in) provided by:
Operating activities	$(3,690,468)	$(1,393,889)
Investing activities	(400,893)	—
Financing activities	(884,736)	1,142,907
Effect of exchange rates on cash and cash equivalents	—	(7,144)
Increase (decrease) in cash and cash equivalents	$(4,976,097)	$(258,126)

Working Capital

As of June 30, 2026, we had working capital of $480,873 (December 31, 2025 – working capital of $1,176,731).

Cash

As of June 30, 2026, we had cash of $4,078,106 (December 31, 2025 – $9,054,203).

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2026, was $3,690,468 (2025 - $1,393,889). Cash was mostly spent on exploration, management fees, marketing fees, professional fees and consulting fees.

Cash Used in Investing Activities

During the six months ended June 30, 2026, we spent $400,893 (2025 - $nil) on equipment and mineral properties acquisition.

Cash (Used in) generated by Financing Activities

During the six months ended June 30, 2026, we spent $884,736 (2025 – received $1,142,907) in net financing activities. The cash used in financing activities was to repay the promissory note.

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

Share Information

The following table summarizes the fully diluted number of common shares outstanding as of June 30, 2026:

Fully diluted
common
shares as at June 30,
2026
Common shares	89,069,150
Options	5,086,500
Restricted share units	1,446,751
Warrants	37,657,394
Fully Diluted Common shares	133,259,795

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

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue our operation as a going concern for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. At June 30, 2026, we had not achieved profitable operations and had an accumulated deficit of $49,855,992.

We have no source of revenue, income or cash flow. We are wholly dependent upon raising monies through the sale of our common shares to finance our business operations. There can be no assurances that this capital will be available in amounts or on terms acceptable to us, or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings, litigations or claims, nor are aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole. We may from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”). The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers informed us of any adopteion, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1

Shares for Debt Settlement Agreement – Kit Marrs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-290204) filed with the Securities Exchange Commission on May 19, 2026).

10.2

Shares for Debt Settlement Agreement – Joan Marrs (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-290204) filed with the Securities Exchange Commission on May 19, 2026).

10.3

Shares for Debt Settlement Agreement – Joe Piekenbrock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-290204) filed with the Securities Exchange Commission on May 19, 2026).

10.4

Shares for Debt Settlement Agreement – Piek Exploration LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-290204) filed with the Securities Exchange Commission on May 19, 2026).

10.5§

Executive Employment Agreement, effective October 1, 2026, by and between the Company and Aaron Schutt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-290204) filed with the Securities Exchange Commission on June 11, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

§ Management contract or compensatory plan.

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

Alaska Silver Corp.

Date: August 12, 2026	By:	/s/ Christopher “Kit” Marrs
Christopher “Kit” Marrs
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2026		/s/ Darren Morgans
Darren Morgans
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)