Form 10-Q
period 2026-09-30
Alaska Silver Corp.
filed 2026-11-13
CIK 1893899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-290204

ALASKA SILVER CORP.

(Exact name of registrant as specified in its charter)

British Columbia	87-4818470
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1600 - 1021 West Hastings Street
Vancouver, British Columbia, Canada	V6E 0C3
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The registrant has 104,573,738 common shares outstanding as of November 12, 2026.

ALASKA SILVER CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALASKA SILVER CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Expressed in United States Dollars)

	Notes	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents		$4,437,398	$9,054,203
GST receivable		36,976	52,433
Prepaid and deposits		74,942	205,082
Total current assets		4,549,316	9,311,718
Non-Current Assets
Equipment	3	1,244,319	1,116,998
Mineral properties	4	6,296,095	6,295,910
TOTAL ASSETS		$12,089,730	$16,724,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	5	$525,989	$314,463
Due to related parties	6	274,634	1,342,972
Promissory note – current portion – related party	8	120,000	120,000
Derivative warrant liabilities	10	4,127,058	6,357,552
Total current liabilities		5,047,681	8,134,987
Non-Current Liabilities
Asset retirement obligation	7	225,534	230,437
Promissory note – related party	8	973,471	2,176,608
TOTAL LIABILITIES		6,246,686	10,542,032
STOCKHOLDERS’ EQUITY
Capital stock	9
Authorized:
Unlimited common shares
Issued and outstanding:
104,425,770 common shares at September 30, 2026 and 65,663,486 at December 31, 2025; No proportionate voting shares at September 30, 2026 and 224,801 at December 31, 2025		—	—
Additional paid-in capital	9	58,792,814	55,757,668
Cumulative translation adjustment		(209,788)	(209,788)
Deficit		(52,739,982)	(49,365,286)
TOTAL STOCKHOLDERS’ EQUITY		5,843,044	6,182,594
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$12,089,730	$16,724,626
Nature of operations and going concern	1

Approved by the Board of Directors:

“Christopher (Kit) Marrs”	“Kevin Nishi”
Director	Director

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

		For the three months ended September 30		For the nine months ended September 30
	Notes	2026	2025	2026	2025
EXPENSES
Accretion expense	7	$2,137	$4,187	$6,411	$8,373
Consulting fees	6	63,607	91,452	368,769	245,768
Depreciation	3	139,538	110,415	360,422	331,299
Exploration expenses	4	3,491,795	1,860,364	5,884,739	2,343,108
Filing and regulatory fees		16,742	49,212	97,152	111,579
Insurance		18,877	4,373	80,312	36,747
Management fees	6	594,377	299,502	1,430,588	829,604
Marketing expenses		77,931	55,062	379,055	250,909
Office and sundry		56,488	25,850	212,529	140,163
Professional fees		167,299	(3,907)	487,780	261,213
		(4,628,791)	(2,496,510)	(9,307,757)	(4,558,763)
OTHER ITEMS
Foreign exchange gain (loss)		8,316	(8,452)	(7,109)	(37,650)
Gain on derivative liability revaluation	10	1,785,071	—	6,456,209	—
(Loss) gain on settlement of debt	6, 8	151,048	—	(301,444)	—
Write-off of mineral claims	4	(16,680)	—	(16,680)	—
Finance expense	9	(211,173)	—	(211,173)	—
Interest expense	8	(8,366)	(82,864)	(83,285)	(187,028)
Interest income		36,585	1,699	96,543	9,464
NET LOSS		$(2,883,990)	$(2,586,127)	$(3,374,696)	$(4,773,977)
OTHER COMPREHENSIVE INCOME
Unrealized foreign exchange gain on translation of foreign operations		—	17,803	—	10,659
COMPREHENSIVE LOSS		(2,883,990)	(2,568,324)	(3,374,696)	(4,763,318)
LOSS PER SHARE – BASIC AND DILUTED		$(0.03)	$(0.04)	$(0.04)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	9	91,509,302	65,098,624	91,247,689	64,936,977

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

	September 30, 2026	September 30, 2025
Cash flows used in operating activities:
Net loss for the period	$(3,374,696)	$(4,773,977)
Adjustments for non-cash items:
Accretion expense	6,411	8,373
Depreciation expense	360,422	331,299
Write-off of mineral claims	16,680	—
Finance expense	211,173	—
Share-based payments	672,937	266,470
Gain on derivative warrant liability revaluation	(6,456,209)	—
Loss on settlement of debt	301,444	—
Unrealized foreign exchange loss	89	—
Interest accrued on Promissory Note	83,284	186,433
	(8,178,465)	(3,981,402)
Changes in non-cash working capital
GST receivable	15,457	(10,121)
Prepaids and deposits	130,140	41,060
Accounts payable and accrued liabilities	49,526	1,847,155
Due to related parties	(193,719)	372,037
Share issue costs	—	(628,694)
	(8,177,061)	(2,359,965)

Cash flows (used in) from investing activities:
Purchase of equipment	(487,743)	—
Mineral property claim expenditures	(28,179)	(41,222)
	(515,922)	(41,222)

Cash flows from (used in) financing activities:
Issuance of common shares	5,488,865	—
Share issue costs	(233,451)	—
Exercise of stock options	301,464	398,283
Exercise of warrants	138,302	622,032
Issuance of promissory note	—	1,179,983
Repayment of promissory note	(1,619,002)	(90,000)
	4,076,178	2,110,298

Effect of exchange rate changes on cash	—	10,659
Net change in cash for the period	(4,616,805)	(280,230)
Cash and cash equivalents, beginning of period	9,054,203	849,572
Cash and cash equivalents, end of period	$4,437,398	$569,342

Non cash financing and investing activities
Revision in ARO estimate	$(11,314)	$11,541
Value of warrants issued with debt units	$—	$534,473
Value of derivative warrant liability at exercise	$38,145	$—
Share issue costs in accounts payable	$42,000	$—
Shares issued for debt	$723,571	$—

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States Dollars, except number of shares)

				Accumulated
	Shares		Additional	Other
	Common	Proportionate	Paid-In	Comprehensive	Accumulated
	Shares	Voting	Capital	Loss	Deficit	Total
December 31, 2024	42,189,920	224,801	$45,969,682	$(220,447)	$(40,503,487)	$5,245,748
Issuance of warrants	—	—	534,473	—	—	534,473
Stock-based compensation	—	—	80,242	—	—	80,242
Foreign translation exchange loss	—	—	—	(13,150)	—	(13,150)
Net loss	—	—	—	—	(855,852)	(855,852)
March 31, 2025	42,189,920	224,801	46,584,397	(233,597)	(41,359,339)	4,991,461
Exercise of stock options	70,000	—	22,924	—	—	22,924
Exercise of RSUs	27,682	—	—	—	—	—
Stock-based compensation	—	—	114,394	—	—	114,394
Foreign translation exchange gain	—	—	—	6,006	—	6,006
Net loss	—	—	—	—	(1,331,998)	(1,331,998)
June 30, 2025	42,287,602	224,801	46,721,715	(227,591)	(42,691,337)	3,802,787
Exercise of stock options	912,000	—	375,359	—	—	375,359
Exercise of warrants	968,384	—	622,032	—	—	622,032
Stock-based compensation	—	—	71,834	—	—	71,834
Foreign translation exchange gain	—	—	—	17,803	—	17,803
Net loss	—	—	—	—	(2,586,127)	(2,586,127)
September 30, 2025	44,167,986	224,801	$47,790,940	$(209,788)	$(45,277,464)	$2,303,688
December 31, 2025	65,663,486	224,801	55,757,668	(209,788)	(49,365,286)	6,182,594
Conversion of proportionate voting shares	22,480,100	(224,801)	—	—	—	—
Exercise of stock options	349,000	—	157,464	—	—	157,464
Exercise of warrants	256,564	—	176,447	—	—	176,447
Stock-based compensation	—	—	52,053	—	—	52,053
Net income	—	—	—	—	1,234,517	1,234,517
March 31, 2026	88,749,150	—	56,143,632	(209,788)	(48,130,769)	7,803,075
Exercise of stock options	320,000	—	144,000	—	—	144,000
Stock-based compensation	—	—	293,119	—	—	293,119
Net loss	—	—	—	—	(1,725,223)	(1,725,223)
June 30, 2026	89,069,150	—	56,580,751	(209,788)	(49,855,992)	6,514,971
Issuance of common shares	13,846,910	—	1,160,727	—	—	1,160,727
Issuance of common shares for debt	1,509,710	—	723,571	—	—	723,571
Stock-based compensation	—	—	327,765	—	—	327,765
Net loss	—	—	—	—	(2,883,990)	(2,883,990)
September 30, 2026	104,425,770	—	$58,792,814	$(209,788)	$(52,739,982)	$5,843,044
*	The proportionate voting shares were exchangeable into a total of 22,480,100 subordinate voting shares, for no additional consideration. See Note 9.

The accompanying notes are integral to these consolidated financial statements.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

1.NATURE OF OPERATIONS AND GOING CONCERN

Alaska Silver Corp. (“Alaska Silver” or the “Company”), was incorporated under the Business Corporations Act of British Columbia on April 8, 2020, as 1246779 B.C. Ltd. The Company is a public company whose common shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM”. The Company’s registered office is 1600-1021 West Hastings St., Vancouver BC V6E 0C3. As discussed further below, the Company is in the mineral exploration and development business.

Going Concern

These condensed consolidated financial statements have been prepared with the going concern assumption, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no current source of operating revenue, has incurred a loss of $3,374,696 in the period and has an accumulated operating deficit of $52,739,982. The Company will require further financing to operate and further develop its business. The Company’s ability to realize its assets and discharge its liabilities is dependent upon it obtaining financing as necessary and ultimately upon its ability to dispose of its mineral property interests on a profitable basis or otherwise achieve profitable operations. These material uncertainties cast substantial doubt on the Company’s ability to continue as a going concern. Failure to arrange adequate financing on acceptable terms and/or achieve profitability may have an adverse effect on the Company’s financial position, operational success, cash flow, and prospects. These condensed consolidated financial statements do not give effect to adjustments to assets or liabilities that would be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

These condensed consolidated financial statements were authorized for issue by the Board of Directors on November 12, 2026.

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

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

 2.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation (continued)

The following subsidiaries have been consolidated from all dates presented within these financial statements:

Subsidiary	Ownership	Location
Alaska Silver USA Corp. (“ASUSA” and Formerly Western Alaska Copper & Gold Company)	100%	USA
Piek Inc.	100%	USA

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

3.EQUIPMENT

	September 30, 2026	December 31, 2025
	($)	($)	Life
Cost:
Equipment	2,543,855	2,118,332	5 years
Vehicles	243,079	180,859	10 years
	2,786,934	2,299,191
Accumulated Amortization:
Equipment	(1,467,079)	(1,121,477)
Vehicles	(75,536)	(60,716)
	(1,542,615)	(1,182,193)
Total	1,244,319	1,116,998

For the period ended September 30, 2026 depreciation of equipment and vehicles was $360,422 (2025 — $331,299).

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

4.MINERAL PROPERTIES

	Round Top	Honker	Illinois Creek	Others	Total
	($)	($)	($)	($)	($)
Total Costs:
Balance at December 31, 2024	552,179	116,263	5,409,207	12,721	6,090,370
Additions	86,600	19,800	89,705	13,330	209,435
ARO change in estimates	(7)	(92)	(3,796)	—	(3,895)
Balance at December 31, 2025	638,772	135,971	5,495,116	26,051	6,295,910
Additions	5,241	—	22,938	—	28,179
Write-off of mineral claims	—	—	—	(16,680)	(16,680)
ARO change in estimates	(19)	(270)	(11,025)	—	(11,314)
Balance at September 30, 2026	643,994	135,701	5,507,029	9,371	6,296,095

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

Other Exploration Target Projects, Alaska

Paw Print Property

The Paw Print Property consists of 18 state mineral claims, owned 100% by ASUSA, located in the Mount McKinley and Nulato mining districts of Alaska. During the period ended September 30, 2026, the Company did not renew the Paw Print mineral claims and have written off all deferred costs.

Khotol Property

The Khotol Property consists of 16 state mineral claims, owned 100% by ASUSA, located in the Mount McKinley and Nulato mining districts of Alaska.

The Company staked the claims of both Paw Print and Khotol properties for a total of $6,368 and $6,353 in 2022 and 2023 respectively.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

5.ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2026	December 31, 2025
Accounts payable	$519,883	$289,177
Other payable	6,106	25,286
	$525,989	$314,463

6.RELATED PARTY TRANSACTIONS

Due to/from Related Parties

As at September 30, 2026, $274,634 (December 31, 2025 — $1,342,972) was due to related parties for management fees and exploration expenses. Promissory notes (Note 8) in the amount of $1,093,471 (December 31, 2025 — $1,634,592) are owed to related parties. During the period ended September 30, 2026, the Company settled $723,571 in related party payables through the issuance of 1,509,710 common shares realizing a gain of $151,048 on the transaction.

During the period ended September 30, 2026, $175,000 in promissory notes issued in 2025 with $17,500 interest was repaid to related parties while principal repayments of $419,002 were made on the promissory note issued for the Illinois Creek Agreement.

During the period ended September 30, 2025, $175,000 in promissory notes with 393,400 warrants were issued to related parties (Note 8) while principal repayments of $90,000 were made on the promissory notes issued for the Illinois Creek Agreement.

Amounts owing to related parties for management fees and exploration expenses are non-interest bearing and have no specific terms of repayment. Amounts owing to related parties for promissory notes are interest bearing and have repayment terms (Note 8).

7.ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending obligations associated with the retirement of the properties:

Total
Balance, December 31, 2024	$225,959
Accretion expense	8,373
Change in estimates	(3,895)
Balance, December 31, 2025	230,437
Accretion expense	6,411
Change in estimates	(11,314)
Balance, September 30, 2026	$225,534

As at September 30, 2026, the total undiscounted amount of estimated cash flows required to settle the Company’s asset retirement obligations was $240,572 (December 31, 2025 — $240,572) over the next 4 years at an annual inflation rate of 3.3% (2025 — 2.6%) and discounted using an average discount rate of 5.0% (2025 — 3.6%).

During the periods ended September 30, 2026 and 2025, the Company did not incur any reclamation expenditures.

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

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

8.PROMISSORY NOTES

	September 30, 2026	December 31, 2025
Promissory Notes – 2021	$1,093,471	1,484,593
Promissory Notes – 2025	—	812,015
Total	1,093,471	2,296,608
Less: Current Portion	(120,000)	(120,000)
	$973,471	2,176,608

On March 31, 2021, and in accordance with the share purchase agreement entered upon the dissolution of the Illinois Creek Joint Venture LLC, ASUSA issued a promissory note of $3,698,000. The promissory note, as amended, accrues interest at 3.5% per annum.

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

On November 1, 2026, the promissory note was once again amended by both parties to extend the maturity of the remaining balance and all accrued interest to July 1, 2028.

As at September 30, 2026, the balance of the promissory note was $1,093,471 (December 31, 2025 —  $1,484,593) with $358,488 (December 31, 2025 — $330,606) being accrued interest. During the period ended September 30, 2026, principal repayments of $419,002 were made.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Subordinate Voting and Proportionate Stock

Pursuant to the reverse take-over (“RTO”) transaction in 2021, each ASUSA common share held by a U.S. resident shareholder was exchanged for either (i) a “Merger Unit”, comprised of 1,000 Alaska Silver subordinate voting shares (“Subordinate Voting Shares”) and 90 Proportionate Shares (“Proportionate Shares”); or (ii) 100 Proportionate Shares; and each ASUSA common share held by a non-U.S. resident shareholder was exchanged for 10,000 Subordinate Voting Shares. The Proportionate Shares are, in effect, Subordinate Voting Shares compressed at the ratio of 100:1 which have voting and economic rights on an as-converted basis. The Proportionate Shares are convertible to Subordinate Voting Shares at the request of the shareholder and with the consent of the Company. On March 9, 2026 the Company converted all of its Proportionate Shares to Subordinate Voting Shares. On May 7, 2026 the Company eliminated the class of Proportionate Shares as an authorized class of shares and renamed the Subordinate Voting Shares of the Company to “Common Shares”.

On August 14, 2026, the Company issued 13,846,910 units (“Units”) of the Company at a price of CAD$0.55 per unit for gross proceeds of CAD$7,615,801 ($5,488,865) in a private placement. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant is exercisable for a common share at CAD$0.75 until August 14, 2029. As the exercise price of the Warrants is denominated in CAD they are no longer considered indexed solely to the Company’s own stock. The Warrants are classified as a derivative warrant liability and measured at fair value on the grant date using the Black-Scholes pricing model. The fair value of the Warrants was calculated to be CAD$5,916,106 ($4,263,860) using the following assumptions:

Risk-free interest rate	3.04%
Expected stock price volatility	75.1%
Expected warrant life in years	3 years
Dividend rate	Nil

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

The total proceeds of the share issuance of CAD$7,615,801 ($5,488,865) are first allocated to the derivative warrant liability, CAD$5,916,106 ($4,263,860) with the residual proceeds of CAD$1,699,695 ($1,225,005) allocated to the common shares. Share issuance costs of $275,451, with $211,173 allocated to the Warrants and expensed, were incurred for this private placement.

$
Gross proceeds of private placement	5,488,865
Allocated to derivative warrant liability	4,263,860
Allocated to common shares	1,225,005

On September 30, 2026, the Company issued 1,509,710 common shares with a fair value of $723,571 to settle amounts due to related parties of $874,619. A gain of $151,048 was realized on this shares for debt transaction.

Basic and diluted weighted average number of shares outstanding

	September 30, 2026	September 30, 2025
Common shares	91,247,689	42,456,877
Proportionate voting shares	—	22,480,100
Weighted averages shares outstanding – basic and diluted	91,247,689	64,936,977

Stock Options

The Company has a stock option plan under which the Board of Directors may grant options to acquire common shares of the Company to qualified directors, officers, employees, and other service providers. The stock options vest according to the provisions of the individual option agreements approved by the directors and have a maximum of 10 years until expiry. The plan allows for the issuance up to 10% of the number of issued and outstanding common shares of the Company at any time on a non-diluted basis.

The changes in stock options are summarized as follows:

	Weighted Average	Number of Shares
	Exercise Price	Issued or
	(CAD)	Issuable on Exercise
Balance at December 31, 2024	$1.26	5,627,500
Granted	$0.72	480,000
Exercised	$0.57	(1,032,000)
Forfeited	$2.28	(310,000)
Balance at December 31, 2025	$1.30	4,765,500
Granted	$0.75	1,960,000
Exercised	$0.63	(669,000)
Forfeited	$0.81	(20,000)
Expired	$0.63	(70,000)
Balance at September 30, 2026	$1.21	5,966,500

On September 30, 2026, the Company granted 525,000 options to an officer and a consultant of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD $0.68 per common share and were vested 1/3 every year starting from September 30, 2026, onwards.

On September 2, 2026, the Company granted 375,000 options to directors of the Company. These options may be exercised within 5 years from the date of grant at a price of CAD $0.71 per common share and were vested 1/3 every year starting from September 2, 2026, onwards.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

The following assumptions were used for the Black-Scholes pricing model calculations:

	April 2, 2025	June 23, 2025	May 13, 2026	May 18, 2026	Sept. 2, 2026	Sept. 30, 2026
Risk-free interest rate	2.58%	2.90%	3.23%	3.23%	3.42%	3.69%
Expected stock price volatility	92.43%	90.33%	88.34%	88.34%	86.5%	86.0%
Expected option life in years	5 years	5 years	5 years	5 years	5 years	5 years
Dividend rate	Nil	Nil	Nil	Nil	Nil	Nil

Stock-based compensation related to stock options was allocated as follows:

- $274,307 (2025 — $123,520) was allocated to management fees;

- $39,087 (2025 — $12,547) was allocated to exploration expenses;

- $67,708 (2025 — $41,167) was allocated to consulting fees.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Stock Options (continued)

Stock options outstanding and exercisable on September 30, 2026, are summarized as follows:

	Outstanding		Exercisable
			Number of
	Number of		Common
	Common	Weighted Average	Shares	Weighted Average
	Shares Issuable on	Remaining Life	Issuable on	Remaining Life
Exercise Price (CAD)	Exercise	(Years)	Exercise	(Years)
$0.85	355,000	0.12	355,000	0.12
$0.96	25,000	0.33	25,000	0.33
$1.65	275,000	0.63	275,000	0.63
$2.75	175,000	1.11	175,000	1.11
$3.16	1,000,000	1.31	1,000,000	1.31
$0.49	716,500	2.42	716,500	2.42
$0.85	450,000	2.71	450,000	2.71
$0.45	550,000	3.24	550,000	3.24
$0.64	80,000	3.51	80,000	3.51
$0.73	400,000	3.73	266,667	3.73
$0.81	940,000	4.62	313,333	4.62
$0.82	100,000	4.63	33,333	4.63
$0.71	375,000	4.93	125,000	4.93
$0.68	525,000	5.00	175,000	5.00
	5,966,500	2.94	4,539,833	2.94

As at September 30, 2026, the market price of the Company’s common shares was CAD$0.68 per share. The intrinsic value of the stock options was $187,366 (CAD$265,835).

Warrants

The changes in warrants are summarized as follows:

	Weighted	Number of Shares
	Average Exercise	Issued or Issuable
	Price (CAD)	on Exercise
Balance at December 31, 2024	$1.15	15,986,286
Granted	$1.25	24,775,760
Expired	$2.35	(172,540)
Exercised	$0.89	(1,184,524)
Balance at December 31, 2025	$1.26	39,404,982
Granted	$0.75	13,846,910
Expired	$3.15	(1,903,471)
Exercised	$0.74	(256,564)
Balance at September 30, 2026	$1.05	51,091,857

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Warrants (continued)

The following table summarizes information about warrants outstanding as at September 30, 2026:

			Exercise			Number of Warrants
	Date Issued	Expiry Date	Price (CAD)			Outstanding
Private placement warrants	April 26, 2024	April 26, 2027		$0.90	*	8,448,468
Agents warrants	April 26, 2024	April 26, 2027		$0.65		385,284
Private placement warrants	May 8, 2024	May 8, 2027		$0.90	*	3,398,712
Finders warrants	May 8, 2024	May 8, 2027		$0.90		92,923
Private placement warrants	May 14, 2024	May 14, 2027		$0.90	*	200,000
Promissory note warrants	March 21, 2025	March 21, 2028		$0.64	*	2,641,400
Private placement warrants	October 3, 2025	October 3, 2028	US$	0.97		21,229,000
Agents warrants	October 3, 2025	March 31, 2027	US$	0.97		849,160
Private placement warrants	August 14, 2026	August 14, 2029		$0.75	*	13,846,910
			**$	1.05		51,091,857
*	reclassified as a derivative warrant liability, refer to Note 10
**	The weighted average life was 1.84 years

As at September 30, 2026, the market price of the Company’s common shares was CAD$0.68 per share. The intrinsic value of the warrants was $82,487 (CAD$117,215).

The Company’s Private placement warrants, Finder warrants and Promissory note warrants are warrants that when exercised by the holder, the Company will issue one common share for each warrant exercise. For the Broker warrants, the holder receives one common share and one Private placement warrant for each Broker warrant exercised.

Restricted Share Units

On September 30, 2026, the Company issued 109,770 RSUs to directors and officers of the Company with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one common share of the Company on vesting. These RSUs are valued at the date of grant at $53,344 of which $Nil was recorded as share-based payments during the period ended September 30, 2026.

On May 13, 2026, the Company issued 1,045,608 RSUs to directors and officers of the Company with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one common share of the Company on vesting. These RSUs are valued at the date of grant at $614,255 of which $231,580 was recorded as share-based payments during the period ended September 30, 2026.

On December 18, 2025, the Company issued 68,334 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one common share of the Company on vesting. These RSUs are valued at the date of grant at $53,405 of which $40,111 was recorded as share-based payments during the period ended September 30, 2026.

On June 26, 2025, the Company issued 46,950 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one common share of the Company on vesting. These RSUs are valued at the date of grant at $26,498 of which $12,868 was recorded as share-based payments during the period ended September 30, 2026.

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

9.SHARE CAPITAL (continued)

Restricted Share Units (continued)

On March 31, 2025, the Company issued 60,414 RSUs to three directors with a vesting date being one year from the grant date. Each RSU entitles the holder to be issued one common share of the Company on vesting. These RSUs are valued at the date of grant at $28,156 of which $7,275 was recorded as share-based payments during the period ended September 30, 2026.

Share-based payments for the RSUs was allocated as follows:

- $291,835 (2025 — $15,382) from RSUs was allocated to management fees;

- $nil (2025 — $9,234) from RSUs was allocated to exploration expenses;

The following table summarizes information about RSUs outstanding as at September 30, 2026:

	Date Issued	Vesting Date	No. of RSUs
Outstanding at December 31, 2024			278,126
Grant	March 31, 2025	March 31, 2026	60,414
Grant	June 26, 2025	June 26, 2026	46,950
Exercised	March 1, 2024		(27,682)
Grant	December 18, 2025	December 19, 2026	68,334
Forfeited	December 27, 2024		(25,000)
Outstanding at December 31, 2025			401,142
Granted	May 13, 2026	May 13, 2027	1,045,609
Granted	September 30, 2026	September 30, 2027	109,770
Outstanding at September 30, 2026			1,556,451

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

ALASKA SILVER CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Expressed in United States Dollars)

10.DERIVATIVE WARRANT LIABILITIES (continued)

Subsequent to October 1, 2025, the warrants are measured at fair value at each reporting date, with changes in fair value recognized in profit or loss. On September 30, 2026, the fair value of the warrants was determined to be $4,127,058 (December 31, 2025 - $6,357,552) using the Black-Scholes pricing model with the following weighted-average assumptions:

	December 31, 2025	September 30, 2026
Risk-free interest rate	2.55%	3.35%
Expected stock price volatility	72.7%	68.4%
Expected warrant life in years	1.4 years	1.8 years
Dividend rate	Nil	Nil

The following table summarizes information about the derivative warrant liability as at September 30, 2026:

	Number of
Description	Warrants	$
Balance at December 31, 2024	—	—
Reclassification of warrants to a derivative liability	16,902,905	3,910,580
Exercise of warrants	(216,140)	(41,929)
Revaluation of warrants	—	2,488,901
Balance at December 31, 2025	16,686,765	6,357,552
Grant of warrants	13,846,910	4,263,860
Exercise of warrants	(95,884)	(38,145)
Expiration of warrants	(1,902,301)	—
Revaluation of warrants	—	(6,456,209)
Balance at September 30, 2026	28,535,490	4,127,058

11.SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

(i)	Engages in business activities from which it may earn revenues and incur expenses;
(ii)	Operating results are reviewed regularly by the entity’s chief operating decision maker (“CODM”); and
(iii)	Discrete financial information is available.

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

12.SUBSEQUENT EVENT

On November 4, 2026, the Company issued 147,968 common shares on the settlement of RSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we”, “us”, “our”, or the “Company” refer to Alaska Silver Corp. and its subsidiaries.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States, or “U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward- looking statements. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this MD&A include, but are not limited to, statements about:

●	our strategies and objectives, both generally and in respect of our specific mineral properties;
●	exploration plans and costs associated with the Illinois Creek Project (the “Illinois Creek Project”);
●	the timing of decisions regarding the strategy and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, our exploration programs;
●	the timing and cost of our planned exploration programs, and the timing of the receipt of results therefrom;
●	our future cash requirements;
●	our retention of all available funds and any future earnings;
●	general business and economic conditions;
●	our ability to meet our financial obligations as they come due, including payments required to maintain our mineral property interests;
●	the timing and pricing of proposed financings, if applicable;
●	the anticipated use of the proceeds from any financings completed by us;
●	the potential for the expansion of the known mineralized zones; and
●	the potential for the amenability of mineralization to respond to proven technologies and methods for recovery of ore.

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

Our Business

We were incorporated in the province of British Columbia on April 8, 2020 under the name 1246779 B.C. LTD. In November 2021, 1246779 B.C. LTD completed a business combination with Alaska Silver USA Corp, an Alaska corporation (“ASUSA” and formerly “Western Alaska Copper and Gold Company”), with ASUSA remaining as our wholly-owned subsidiary. On April 25, 2025, we changed our name to Alaska Silver Corp. We are a Canadian public company whose common shares are listed for trading on the TSX Venture Exchange (“TSXV”) under the symbol “WAM” and quoted on the OTCQX Exchange under the symbol “WAMFF”. Our principal executive office is located at 1600 - 1021 West Hastings St, Vancouver, British Columbia, V6E 0C3 Canada.

We have no operating revenue and support our operations through the sale of our equity. The value of any of our mineral properties is dependent upon the existence or potential existence of economically recoverable mineral reserves.

We have one directly held wholly-owned subsidiary, ASUSA, and one indirectly held, wholly-owned subsidiary, Piek Incorporated.

All financial information in this MD&A of Financial Condition and Results of Operations, for current and past years, was accounted for under US GAAP.

Since 2010, we, operating through ASUSA and Alaska Silver Corp, have been exploring and advancing interests in the Illinois Creek mining district that includes gold, silver, copper, gallium, lead and zinc exploration targets in western Alaska east of the Yukon River.

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

Illinois Creek Project, Alaska: Claim Consolidation

On October 17, 2018, ASUSA and one of its shareholders, Joe Piekenbrock, entered into the Operating Agreement of Illinois Creek Joint Venture LLC (the “JV Operating Agreement”), which formed the Illinois Creek Joint Venture LLC. Pursuant to the JV Operating Agreement, ASUSA issued 346 ASUSA common shares valued at $692,000 to Mr. Piekenbrock. On March 31, 2021, the members of the Illinois Creek Joint Venture LLC, agreed to terminate and dissolve the Illinois Creek Joint Venture LLC, and dissolve it, as directed by the Action of Unanimous Written Consent of the members of the Illinois Creek Joint Venture LLC, effective as of March 31, 2021. On March 31, 2021, ASUSA and Mr. Piekenbrock entered into a Stock Purchase Agreement, whereby ASUSA acquired 100% of the issued and outstanding common shares of an Alaska private company, Piek Incorporated (“Piek”), in exchange for 120 ASUSA common shares (valued at $540,000) and $3,698,000 payable by the issuance of a promissory note to Mr. Piekenbrock. Piek is the sole owner of 40 state mineral claims, known as the Illinois Creek Project, located in the Mount McKinley mining district of Alaska. Seventy (70) other Piek claims totaling approximately 11,135 acres were converted to a State of Alaska Uplands Mine Lease in July, 2024. An additional 86 claims were staked by ASUSA in 2021, after the acquisition of Piek, and 115 new claims were staked by ASUSA in 2022. An additional 46 claims were staked by ASUSA in 2025.

The total land package is 33,385 hectares (82,495 acres) and includes: 287 Illinois Creek Claims, 19 Khotol Claims, 18 Paw Print Claims, 24 Honker Claims, 112 Round Top Claims, and 11,135 acres converted to Uplands Mining Lease.

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

Khotol and Paw Print, Alaska

Khotol and Paw Print are the early exploration stage properties we staked in 2022. There are 19 claims for Khotol with 3 additional claims staked in 2024 and 18 claims for Paw Print. Khotol is located directly northwest of the Illinois Creek Property. Paw Print is located approximately 25 miles northeast of the Illinois Creek mine. During the period ended September 30, 2026 the Paw Print claims were not renewed.

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

Other Corporate Matters

Subordinate Voting and Proportionate Voting Shares

In connection with a reverse takeover transaction in 2021, we created a dual share structure with subordinate voting shares and proportionate voting shares. The subordinate voting shares are listed for trading on the TSXV. The proportionate voting shares are, in effect, subordinate voting shares compressed at the ratio of 100:1 which have voting and economic rights on an as-converted basis. Each proportionate voting share is convertible into 100 subordinate voting shares. The proportionate voting shares are convertible to subordinate voting shares at the request of the shareholder. On March 9, 2026, we converted all of the proportionate voting shares to subordinate voting shares. On May 7, 2026, we eliminated the class of Proportionate Shares as an authorized class of shares and renamed the Subordinate Voting Shares of the Company to “Common Shares”.

Operations

Our 2026 drilling program was expanded from approximately 6,000 metres to approximately 9,496 metres following the Private Placement. The 9,496 metre drill program was executed over 84 drill days, ahead of the original 90-day, 6,000-metre plan with 2 drill rigs in operation. The drill performance involved a combined average drill rate of 112.9 metres per day (56.5 metres per rig per day), exceeding the planned rate of 45 metres per rig per day by more than 25%. Additionally, the deepest hole ever drilled at Illinois Creek, reaching a total depth of 1,288.24 metres was drilled during the season. This season also involved zero lost-time incidents, zero reportable safety incidents, and zero rig downtime for the entirety of the season.

In total, 39 drill holes were drilled and sampled during the 2026 field season; 27 at the Silver Sage zone and 12 at the Waterpump Creek zone. All logging, core cutting, and sampling was completed on September 12, 2026. Final shipment of samples was sent out from camp on September 23, 2026. The program generated a total of 7,380 samples weighing approximately 55,900 lbs (25.3 tonnes), including the drill core, soil, trench, and environmental samples collected during the season. These were shipped to ALS Global for sample preparation in Mexico and Las Vegas, followed by analysis in Reno and Vancouver. All assay results are anticipated by the year end.

During the 2026 field season, company geologists collected more than 2,000 lbs of material along a 200-metre section of the Illinois Creek past-producing mine main pit for metallurgical testing. This sample was designed to represent the resource as a whole and the metallurgical testing will help determine how much silver, gold, and copper can be recovered from the sampled material and what processing method would work best. Recovery rates have a direct effect on a project’s potential economics, and this testing will provide important information toward a possible Preliminary Economic Assessment (PEA). This large bulk sample is destined for Kappes, Cassiday & Associates (KCA), an independent metallurgical laboratory in Reno, Nevada. KCA will design a processing approach that recovers copper while maximizing silver and gold recoveries. Separately, a series of smaller samples was sent to ALS to build a modern, detailed chemical profile of the deposit. This will support both metallurgical work and future exploration. Together, these results will provide key inputs for evaluating the Illinois Creek Mine’s development potential. Results are pending.

Competition in the mineral exploration industry is intense. We compete with other mining companies, many of which have greater financial resources and technical facilities for the acquisition and development of mineral concessions, claims, leases and other interests, as well as for the recruitment and retention of qualified employees and consultants. The mining business is subject to mineral price and investment climate cycles. The marketability of minerals is also affected by worldwide economic and demand cycles. In recent years, the significant demand for minerals in some countries has driven increased commodity prices. It is difficult to assess if the current commodity prices are long-term trends, and there is uncertainty as to the recovery, or otherwise, of the world economy. If the global conditions weaken and commodity prices decline as a consequence, a continuing period of lower prices could significantly affect the economic potential of each of the Illinois Creek Project and the Other Properties.

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

There are no significant elements of the income or loss from continuing operations that do not arise from or are not necessarily representative of the ongoing business.

There have not been any unusual or infrequent events or transactions or significant economic changes that materially affected the amount of income or loss from continuing operations.

RESULTS OF OPERATIONS

Comparison of the Three  Months Ended September 30, 2026 and 2025

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2026	2025
Summary of components of Consolidated Statements of Operations and Comprehensive Loss	$	$
Operating expenses	(4,628,791)	(2,496,510)
Other items	1,744,801	(89,617)
Net loss	(2,883,990)	(2,586,127)
Unrealized foreign exchange on translation of foreign operations	—	17,803
Comprehensive loss	(2,883,990)	(2,568,324)

The net loss for the three months ended September 30, 2026 was $2,883,990 compared to a net loss of $2,586,127 for the three months ended September 30, 2025. The increase in net loss in 2026 is due higher exploration expenditures offset by a lower gain on the derivative liability revaluation compared to 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2026	2025
Summary of components of Consolidated Statements of Operations and Comprehensive Loss	$	$
Operating expenses	(9,307,757)	(4,558,763)
Other items	5,933,061	(215,214)
Net loss	(3,374,696)	(4,773,977)
Unrealized foreign exchange on translation of foreign operations	—	10,659
Comprehensive loss	(3,374,696)	(4,763,318)

The net loss for the nine months ended September 30, 2026 was $3,374,696 compared to a net loss of $4,773,977 for the nine months ended September 30, 2025. The decrease in net loss in 2026 is due to increases in exploration and consulting expenses in 2026 offset by the gain on the revaluation of the derivative liability.

SUMMARY OF QUARTERLY RESULTS

The following is a summary of the Company’s most recent 8 quarterly result:

	Sep 30,	June 30,	Mar 31,	Dec 31,	Sep 30,	June 30,	Mar 31,	Dec 31,
	2026	2026	2026	2025	2025	2025	2025	2024
Expenses	$4,628,791	$3,348,224	$1,330,742	$1,585,444	$2,496,510	$1,221,013	$841,240	$1,502,302
Net income (loss) for the period	(2,883,990)	(1,725,223)	1,234,517	(4,087,822)	(2,586,127)	(1,331,998)	(855,852)	(1,474,930)
Pre-RTO: Weighted Average number of subordinate voting shares outstanding	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Post-RTO: Weighted Average number of common shares outstanding	91,509,302	88,781,968	88,522,863	64,763,198	42,618,524	42,287,602	42,189,920	41,989,920
Weighted Average number of proportional shares outstanding	—	—	—	224,801	224,801	224,801	224,801	224,801
Earnings (loss) per share	(0.03)	(0.02)	0.01	(0.02)	(0.02)	(0.02)	(0.01)	(0.02)
Exploration and evaluation assets – additions	$10,017	$5,376	$12,786	$189,442	$19,918	$75	$—	$7,532

Transaction with Related Parties

The Company’s related parties include its subsidiaries, key management personnel, and companies related by way of directors or shareholders in common. Transactions with related parties for goods and services are made on normal commercial terms.

During the nine months ended September 30, 2026, the Company incurred salaries and management fees related to directors and key management of $685,540 (2025 - $623,705).

During the nine months ended September 30, 2026, the Company incurred share-based compensation related to directors and key management of $504,659 (2025 - $209,997).

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

The following table presents our cash, cash equivalents and restricted cash and working capital.

	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$4,437,398	$9,054,203
Total current assets	$4,549,316	$9,311,718
Less: total current liabilities	$5,047,681	$8,134,987
Working capital (deficiency)	$(498,365)	$1,176,731

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

On August 14, 2026, we issued 13,846,910 of our units (“Units”) at a price of CAD$0.55 per unit for gross proceeds of CAD$7,615,801 ($5,488,865) in a private placement. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant is exercisable for a common share at CAD$0.75 until August 14, 2029.

On September 30, 2026, we issued 1,509,710 common shares at a price of CAD$0.68 to settle amounts due to related parties of $897,619. A gain of $151,048 was realized on this shares for debt transaction

Cash flows for the nine months ended September 30, 2026

The following table presents a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended,
	September 30, 2026	September 30, 2025
Net cash (used in) provided by:
Operating activities	$(8,177,061)	$(2,359,965)
Investing activities	(515,922)	(41,222)
Financing activities	4,076,178	2,110,298
Effect of exchange rates on cash and cash equivalents	—	10,659
Increase (decrease) in cash and cash equivalents	$(4,616,805)	$(280,230)

Working Capital

As of September 30, 2026, we had working capital deficiency of $498,365 (December 31, 2025 – working capital of $1,176,731).

Cash

As of September 30, 2026, we had cash of $4,437,398 (2025 – $569,342).

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2026, was $8,177,061 (2025 - $2,359,965). Cash was mostly spent on exploration, management fees, marketing fees, professional fees and consulting fees, all of which were higher in 2026.

Cash Used in Investing Activities

During the nine months ended September 30, 2026, we spent $515,922 (2025 - $41,222) on equipment and mineral properties acquisition.

Cash (Used in) generated by Financing Activities

During the nine months ended September 30, 2026, we received $4,076,178 (2025 – $2,110,298) in net financing activities, consisting primarily of $5,488,865 in gross proceeds from the August 2026 private placement, partially offset by repayments of promissory notes of $1,619,002 and share issue costs of $233,451.

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

Research and Development Activities

We do not incur significant R&D costs. Our major operating costs are costs associated with our exploration activities.

Share Information

The following table summarizes the fully diluted number of common shares outstanding as of September 30, 2026:

	Fully diluted	Fully diluted
	common	common
	shares as at September 30,	shares as at November 12,
	2026	2026
Common shares	104,425,770	104,573,738
Options	5,966,500	5,966,500
Restricted share units	1,556,451	1,408,483
Warrants	51,091,857	51,091,857
Fully Diluted Common shares	163,040,578	163,040,578

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

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue our operation as a going concern for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. At September 30, 2026, we had not achieved profitable operations and had an accumulated deficit of $52,739,982

We have no source of revenue, income or cash flow. We are wholly dependent upon raising monies through the sale of our common shares to finance our business operations. There can be no assurances that this capital will be available in amounts or on terms acceptable to us, or at all.

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

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2026, we announced debt settlements pursuant to which Christopher Marrs, Joan Marrs, Joe Piekenbrock and Piek Exploration LLC would receive 745,479, 484,386, 188,967 and 90,878 common shares, respectively, in settlement of deferred fees of C$611,292.68, C$397,196.54, C$154,953.12 and C$74,520.00, respectively, subject to shareholder approval. Disinterested shareholders approved the issuances on June 19, 2026, and subsequently on September 30, 2026 issued such common shares in settlement of the deferred fees under an exemption from registration under the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers informed us of any adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of 2026 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-290204) filed with the Securities Exchange Commission on August 17, 2026).
10.1†

Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-290204) filed with the Securities Exchange Commission on August 17, 2026).

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

† Schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

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

Alaska Silver Corp.

Date: November 13, 2026	By:	/s/ Aaron Schutt
Aaron Schutt
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2026		/s/ Darren Morgans
Darren Morgans
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)